Form 10QSB
period 1996-03-31
DK INDUSTRIES INC
filed 1996-05-15
CIK 797568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the Quarterly Period ended:  MARCH 31, 1996

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                         Commission file number 0-15891

                              DK INDUSTRIES, INC.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

           Colorado                                    84-0891674
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              425 John Deere Road, Fort Collins, Colorado  80524
              --------------------------------------------------
                   (Address of principal executive offices)

                                (303) 484-1900
                              -------------------
                          (Issuer's telephone number)

- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No
    ---    ---

As of March 31, 1996, 12,004,226 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes       No X
                                                   ---       ---

                         PART I--FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
- - ----------------------------

          For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
- - -----------------------------------------------------------------

General Development of Business
- - -------------------------------

          DK Industries, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 9, 1982 as Vetline, Inc., for the main purpose of selling animal drugs, vaccines and supplies to livestock producers primarily through its retail outlet located in Fort Collins, Colorado. Since that time, the Company has undertaken the production of a retail catalog for horse care products, including its own, on a retail and wholesale basis in conjunction with free veterinary advice.

          On May 7, 1993, the company entered into a Sale/Purchase Agreement with Equine Line, Inc. ("ELI") for the sale (the "Sale") of all of the Company's operations and assets to ELI in exchange for the assumption of substantial all liabilities of the Company by the purchaser. ELI is owned by Dr. Kenneth A. Larson, President, founder, and principal shareholder of the Company, and his family. ELI was incorporated in Colorado on March 25, 1991 and conducted no business until the disposition described herein. Its assets consisted only of 2,000,000 shares of Vetline common stock, all of which have been contributed back to the Company for no consideration as a result of the Sale.

          The Sale/Purchase Agreement provided for the transfer of all assets of the Company to ELI in exchange for the assumption of substantially all liabilities of the Company rising from its operations prior to the transaction's closing date. The only liability which was not assumed by ELI was the Company's cost of certain legal services related to the Sale and the annual shareholder's meeting (the "Excluded Liability"). ELI agreed to purchase the assets "as is," and to assume liabilities resulting from Vetline operations prior to the Sale date, whether or not contingent, or even known, as of such date.

          As the Annual Meeting of Shareholders on February 7, 1994, the Company's shareholders approved the Sale, a change in its business purpose, and the change of the Company's name. The Company's new purpose generally is to hold itself out as a "public shell" in order to attract and merge with a new business with existing management.

          On April 30, 1994, the Company sold to Equine Line, Inc. ("ELI"), an affiliated party, all of its operations and assets in exchange for the assumption by ELI of substantially all Registrant's liabilities. The assets were appraised at $717,310. The liabilities assumed, as of April 30, 1994, were approximately $775,000. The Company also changed its name to DK Industries, Inc. in connection with the sale.

Plan of Operation
- - -----------------

          The Company's search will be directed toward small and medium-sized enterprises. The Company intends to concentrate its efforts to merge with properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any merger candidate may have a history of losses or low profitability. In fact, the Company anticipates that most business opportunities presented to it could (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv).

          The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resource, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to availability of such opportunities, economic conditions, and other factors.

          The Company may be acquired by another entity that desires to become a public company by means of a reverse merger with an existing public company. In connection with such an acquisition, any amount of stock constituting control of the Company most certainly would be issued by the Company or purchased from the Company's current officers and directors, or from other current stockholders, by that entity. If stock is purchased from the officers and directors, the transaction could result in substantial gains to them relative to their purchase price for such stock.

          It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such at attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

          The Company entered into a letter of intent, dated September 7, 1995, which was amended as of October 5, 1995 and further amended as of April 5, 1996, with GDC Enviro Solutions, Inc. ("GDC") and its shareholders pursuant to which the Company would acquire all of the outstanding stock of GDC Holdings Corporation ("GDC Holdings"), the parent corporation of GDC, by means of a merger of the Company's wholly-owned subsidiary DK Acquisition Corp., with and into GDC Holdings (the "Merger"). If the Merger is consummated as contemplated in the letter of intent, GDC Holdings would become the wholly-owned subsidiary of the Company. The consummation of the Merger is subject to a number of conditions, which are standard in transactions such as the Merger and which are described in the letter of intent.

          GDC is a Louisiana corporation engaged in the business of environmental consulting and remediation of hazardous waste sites. The Merger and the letter of intent were the subject of a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1995. The parties to the letter of intent are pursuing the negotiation of a definitive agreement and the consummation of the Merger, and the Company anticipates that the letter of intent will be amended to reflect the changes, if any, to the Merger or any other provisions of the letter of intent to be negotiated by the parties.

          As of May 10, 1996, a number of conditions to the consummation of the Merger had been met; however, certain other conditions remain to be satisfied before the Merger can be consummated, and the parties had not yet executed a definitive merger agreement respecting the Merger. Although management of the Company believes that a definitive merger agreement can be reached and that the Merger will be consummated, the letter of intent does not bind the parties to complete the Merger, and there can be no assurance that the Merger can or will be consummated.

          As of March 31, 1996, the Company had no cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity (other than the potential merger with GDC), the Company is unable to predict the period for which it can conduct operations.

Accordingly, the Company may need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. No such financing arrangements currently exist or are contemplated, and there can be no assurance that such arrangements may be available to the Company in the future should the need arise.

Employees
- - ---------

          The Company currently has no employees, other than the Company's President who devotes only a limited amount of time pursuing the Company's new business plan as a "public shell." The Company's President has received no compensation for these duties.

          The Company does not anticipate the purchase of plant and significant equipment during the next twelve (12) months.

          The Company does not anticipate making any expenditures for product research and development or any significant changes in the number of employees during the next twelve months.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
- - -------------------------

          There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

ITEM 2. CHANGES IN SECURITIES.
- - -----------------------------

          (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

          (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
- - ---------------------------------------

          (Not applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- - -----------------------------------------------------------

          No matters were submitted by the Company to a vote of the shareholders, through the solicitation of proxies or otherwise, during the period covered by this report.

ITEM 5. OTHER INFORMATION.
- - -------------------------

          (Not applicable)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
- - ----------------------------------------

               (a)  Exhibits
                    --------

              Exhibit No.            Description              Location
             -------------  --------------------------  ------------------

                  2.1        Letter of Intent between         /(1)/
                             the Registrant and GDC
                             Enviro-Solutions, Inc.
_______________________________________
/(1)/ Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 1995.
               (b)  Reports on Form 8-K
                    -------------------

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DK Industries, Inc.


Date: May 10, 1996             /s/ Dr. Kenneth Larson
                               --------------------------------------
                               Dr. Kenneth Larson, Chief Executive Officer,
                               Principal Financial Officer, and Chief
                               Accounting Officer

                             D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)
                                 BALANCE SHEETS


                                                           March 1,                    June 30,
                                                            1996                         1995
                                                          ---------                    --------

                    ASSETS                               (Unaudited)
                 -----------

Current Assets:
  Cash                                                      $0                           $0

 Total Current Assets                                        0                            0

                                                            $0                           $0
                                                     =========                    ==========

LIABILITIES & STOCKHOLDERS' DEFICIT
- - -----------------------------------

Current Liabilities:
 Accounts payable                                  $    45,655                   $    18,170
                                                   -----------                   -----------

 Total Current Liabilities                              45,655                        18,170

STOCKHOLDERS' DEFICIT:
 Common stock, par value                               240,324                       240,324
 Additional paid-in capital                          1,579,928                     1,579,928
 Accumulated deficit                                (1,853,872)                   (1,826,387)
                                                    -----------                   -----------

                                                       (33,620)                       (6,135)
 Less: Common stock held in
  treasury, 12,000 shares at cost                      (12,035)                      (12,035)
                                                     -----------                   -----------
 Total Stockholders' Deficit                           (45,655)                      (18,170)
                                                     -----------                   -----------
                                                            $0                            $0

                                                   ==============                   ===========

See Note to Financial Statements.

                             D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                       Three months ended                          Nine months ended
                                                            March 31,                                  March 31,
                                              1996                            1995         1996                    1995
                                              ----                            ----         ----                    ----


Operating Expenses:
 Legal and accounting                         6,721                              0          26,985                    0
 Other                                            0                              0             500                    0

 Total Operating Expenses                     6,721                              0          27,485                    0
                                              -----                           ----          ------                 ----

Net (Loss)                                  ($6,721)                            $0        ($27,485)                  $0
                                            =======                             ==        ========                   ==

Net (Loss) per Common Share                 ($0.001)                         $0.00         ($0.002)               $0.00
                                            =======                         ======          ======                ======




See Note to Financial Statements

                             D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                         Nine months ended
                                              March 31,
                                           1996      1995
                                          -------  -------

CASH FROM OPERATING ACTIVITIES:
   Net loss                               ($27,485)  $   0
   Adjustments to reconcile net loss
   from operating activities:
Changes in operating assets
and liabilities:
Increase in:
Accounts payable                            27,485       0
                                          --------   -----

Net Cash Provided by (Used in)
  Operations                                     0       0

INCREASE (DECREASE) IN CASH                      0       0
CASH, beginning of period                        0       0

CASH, end of period                       $      0   $   0
                                          ========   =====




See Note to Financial Statements.

                             D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)

                          NOTE TO FINANCIAL STATEMENTS
                                  (Unaudited)



1. The financial statements included herein have been prepared by the Company without audit except the June 30, 1995 balance sheet which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.