Form 10QSB
period 1996-06-30
DK INDUSTRIES INC
filed 1996-09-27
CIK 797568

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20649

                                  FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                 For the Quarterly Period Ended:  June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                          Commission File No. 0-15891

                              DK INDUSTRIES, INC.
                              -------------------
       (Exact name of small business issuer as specified in its charter)


              Colorado                                        84-0891674
              --------                                        ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

            1580 Lincoln Street, Suite 900, Denver, Colorado  80203
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 863-1869
                                 --------------
                          (Issuer's telephone number)

     425 John Deere Road, Ft. Collins, Colorado  80424       June 30, 1995
     -------------------------------------------------       -------------
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

Yes  [x]  No [ ]

As of June 30, 1996, 2,374,104 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

                               TABLE OF CONTENTS

                                                   Page
PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements                  3

     Item 2 - Management Discussion and Analysis    3

PART II - OTHER INFORMATION

     Items 1 - 6                                    5

     Signature                                      7

                        PART I --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
- ------------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
- -------------------------------------------------------------------

General Development of Business
- -------------------------------

     During fiscal year 1995, the Company brought in new management to provide the Company with a viable long-term direction. This new management team brought with it over 40 years of experience in the environmental arena. In fiscal year 1995, a four point plan aimed at bringing the Company stability and then growth was devised and implemented by the new management. The plan as highlighted below revolves around: first, restructuring the internal organization so that the Company would be in a position to implement its long term strategy; growth through acquisition of complementary technologies in order to build a single source environmental solutions Company. The four point plan is as follows:

     (1) Reduce overhead and improve gross margins by implementing new cost controls and focusing on more profitable opportunities.

     (2) Restructure existing debt and expand existing equipment and receivable lines.

     (3) Redefine and expand the Company's marketing organization in order to secure more contracts.

     (4) Raise equity to bolster working capital and enable the Company to move its acquisition program forward.

Results of Operations for the three months and the nine months ended June 30,
- -----------------------------------------------------------------------------
1996 and 1995.
- --------------

     The company earned revenues of $2,489,136 and $2,619,190 for the three months ended June 30, 1996, and 1995, respectively. This represents a 5% decline in revenues between the two periods. The Company's revenues for the nine months ended June 30, 1996 declined 40% from the previous nine month period ended June 30,1995 (from $9,178,950 in 1995 to $5,444,649 in 1996.) The reduction in revenues during fiscal year 1996 is a result of management's plan to focus on more profitable contracts with higher gross profit margins. This also reflects a normal decline in billings on certain long-term contracts. As these long-term contracts progress, and new long-term contracts begin, new billings may increase.

     For the three months ended June 30, 1996 and 1995, gross profit margins were 36.8% and 39.7%, respectively. Gross profit margins for the nine months ended June 30 increased from 31.7% for 1995 to 36.0% in 1996. As noted above, management's plan to concentrate on contracts with higher profit margins, coupled with implementation of significant cost cutting measures has yielded better overall profit margins. Although total gross profit has decreased to $1,940,530 from $2,908,255 for the nine months ended June 30, 1996 and 1995, respectively.

     Operating Expenses
     ------------------

     Selling, general and administrative expenses in 1996 decreased $67,767 and $528,275 over the same three and nine month periods for 1995, respectively. This decrease was due primarily to reductions in personnel and in administrative, marketing and certain indirect engineering areas, beginning in the quarter ended September 30, 1995.

     Interest expense in 1996 decreased $52,211 and $108,729 over the same three and nine month periods for 1995, respectively. This decrease was due primarily to the conversion of $1,068,457 of shareholder notes and accrued interest payable to equity on March 12, 1996.

     Other expense items totalled $167,573 and $382,456 for the three and nine month periods ended June 30, 1996. This compares with other expenses of $23,710 and $214,471 for the same periods in 1995. The increase is attributed primarily to write-offs of previous debt issuance costs, additional amortization of new debt financing costs, and $128,108 of acquisition costs related to the merger.

Analysis of Financial Condition
- -------------------------------

     Working Capital
     ---------------

     The current ratio of the Company (current assets divided by current liabilities) decreased from 1.10 as of September 30, 1995 to .80 as of June 30, 1996. Although current assets increased by $876,443 during this period, current liabilities also increased by $2,090,639. Current liabilities as of June 30, 1996 include $1,000,000 of GDC Bridge Notes discussed below under "Liquidity and Capital Resources". Also included in current liabilities are trade accounts payable totalling approximately $200,000, which are over 60 days past due.

     Liquidity and Capital Resources
     -------------------------------

     The Company's equipment needs have been met by a combination of cash purchases, financing and lease financing provided by vendors, as well as through standard lease finance companies. The Company anticipates future capital purchases of approximately $200,000 to fulfill existing long-term contract requirements. These purchases will be made through a combination of
internal cash flow and existing sources of credit.   An additional $300,000 of
capital purchases may be required if the Company completes negotiations on a new long-term contract. If successful, the Company expects the capital purchases to be paid via advance payments from the customer.

     In March 1996, approximately $1.1 million of notes and accrued interest payable to shareholders were exchanged for 502,333 shares of the Company's common stock.

     Also in March, 1996, the Company refinanced an outstanding note payable balance of $2,766,000 for a term of approximately five years payable in monthly installments of approximately $47,000, of which $23,000 is interest, with a balloon payment at maturity of approximately $1,400,000 based on a seven year amortization of the original outstanding principal balance, and interest at 2.50 basis points over prime, payable monthly based on the rate in effect on March 15, 1996. In addition, the Company may draw, during 1996 only, up to an additional $850,000 to finance certain equipment purchases in connection with the performance of certain contracts. As of June 30, 1996, $750,000 had been drawn on the $850,000 equipment line.

     The Company agreed to pay the note maker a maintenance fee of $100,000 for each year of the loan which is deemed earned on January 1 of each year and is due and payable by December 31 of the applicable year. The Company also agreed to pay a $300,000 Restructure Fee, all of which has been paid, and a Profit Participation Fee of $500,000 in lieu of the Profit Participation Fee set forth in the Original Agreement. The profit Participation Fee is payable in three installments of $100,000 each due on September 30, 1996, October 31, 1996 and November 30, 1996, with a final installment of $200,000 due on December 15, 1996. As of June 30, 1996, a total of $40,000 of the Profit Participation Fee has been paid and applied against the December, 1996 installment, $200,000 was paid as of July 31, 1996.

     During April and May 1996, prior to consummation of the merger, GDC Holdings sold promissory notes (the "GDC Bridge Notes") in the aggregate principal amount of $1,000,000 (the "GDC" Bridge Loan"). The GDC Bridge Notes mature on September 30, 1996 and bear interest at the rate of 10% per annum. This bridge financing was procured with the assistance of a Placement Agent, which received a commission of $80,000.

     In August, 1996 the Company's wholly-owned subsidiaries executed an agreement with Coast Business Credit ("CBC") for a $2.5 million credit facility for GDC. The facility, guaranteed by the Company has a one-year term and is limited to $1.25 million until either (i) the holders of the GDC Bridge Notes convert to an equity investment in the Company or (ii) the Company receives proceeds of at least $1.0 million in an equity offering. The purpose of the facility is to borrow up to 80% of eligible accounts receivable and to fund certain equipment acquisitions.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

     The Company is involved in various legal actions arising in the ordinary course of business. Management has assessed the range of loss, if any, related to pending legal matters and has concluded that the impact of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES.
- -------------------------------

     NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

     NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

     NONE.

ITEM 5.  OTHER INFORMATION.
- ---------------------------

     NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.
- -------------------------------------------

       (a)  Exhibits
       -------------

       27. Financial Data Schedule.

       (b)  Reports on Form 8-K
       ------------------------

          The Company has filed:

              (i) a Form 8-K dated May 31, 1996 to describe the transaction whereby the issuer acquired through reverse merger GDC Holdings Corporation and its wholly-owned subsidiary, GDC Enviro-Solutions, Inc., and the change in directors of the Company pursuant to such merger.

              (ii) Form 8-KA, dated May 31, 1996, filing the financial data required by Form 8-K, Item 7(a) and 7(b).

              (iii) Form 8-K, dated June 25, 1996, describing a change in the Company's certifying accountants, and a change in the Company's fiscal year end.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DK INDUSTRIES, INC.



Date:  September 25, 1996           By:/s/ James W. Muzzy
                                       ----------------------
                                    James W. Muzzy
                                    Vice President and Principal Financial
                                    Officer

                          D.K. INDUSTRIES, INC.
                        (formerly Vetline, Inc.)
                       CONSOLIDATED BALANCE SHEETS

                                                       June 30,     September 30,
                                                        1996            1995
                                                    -----------     ------------
                        ASSETS                      (Unaudited)
                        ------
Current Assets:
  Cash and cash equivalents                            $157,794        $115,919
  Accounts receivable, trade                          2,240,129       2,118,372
  Other receivables                                     417,432         338,821
  Prepaid expenses                                      162,100          99,890
  Other current assets                                  888,301         316,311
                                                   ------------    ------------
  Total Current Assets                                3,865,756       2,989,313

  Property & equipment, net                           6,489,383       6,921,803
  Other assets                                        1,319,814         399,754
                                                   ------------    ------------
                                                    $11,674,953     $10,310,870
                                                   ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

Current Liabilities:
  Current maturities of LT debt                    $  1,856,842    $  1,114,775
  Line of credit payable                                750,000         672,200
  Accounts payable & accrued expenses                 2,198,760         927,988
                                                   ------------    ------------
  Total Current Liabilities                           4,805,602       2,714,963

  Long-term debt, net of current                      2,822,701       4,011,691
  Deferred income taxes payable                         533,160         714,120

STOCKHOLDERS' EQUITY:
  Common stock, 10,000,000 shares
   authorized, 1,271,387 shares
   issued and outstanding, no par
   value as of September 30, 1995, and
   2,374,104 shares issued and
   outstanding, $.02 par value as of
   June 30, 1996                                         47,482         187,664
  Additional paid-in capital                          1,157,984             ---
  Unearned compensation                                (157,664)       (157,664)
  Retained earnings                                   2,465,688       2,840,096
                                                   ------------    ------------
  Total Stockholders' Equity                          3,513,490       2,870,096
                                                   ------------    ------------
                                                    $11,674,953     $10,310,870
                                                   ============    ============

See Note to Financial Statements.

                              D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three months ended            Nine months ended
                                               June 30,                       June 30,
                                          1996           1995           1996           1995
                                      -----------    -----------    -----------    -----------
Contract Revenue                       $2,489,216     $2,619,190     $5,444,649     $9,178,950

Cost of Contract Revenue                1,573,555      1,580,356      3,487,119      6,270,695
                                      -----------    -----------    -----------    -----------
  Gross Profit                            915,661      1,038,834      1,957,530      2,908,255

Selling, General & Admin. Expenses        670,348        738,115      1,779,816      2,308,091
                                      -----------    -----------    -----------    -----------
  Net Operating Income (Loss)             245,313        300,719        177,714        600,164

Other (Income) Deductions:
  Interest                                103,173        165,384        329,666        438,395
  Gain on sale of subsidiary                    0              0              0        (81,711)
  Other, net                              167,573         23,710        382,456        214,471
                                      -----------    -----------    -----------    -----------
                                          270,746        189,094        712,122        571,155
                                      -----------    -----------    -----------    -----------
Income (Loss) Before Income Taxes         (25,433)       111,625       (534,408)        29,009

Income Tax (Expense) Benefit                8,846        (38,500)       160,000         (9,584)
                                      -----------    -----------    -----------    -----------
Net Income (Loss)                        ($16,587)       $73,125      ($374,408)       $19,425
                                      ===========    ===========    ===========    ===========

Net Income (Loss) per Common Share        ($0.008)        $0.064        ($0.244)        $0.017
                                      ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding     1,973,848      1,140,000      1,533,448      1,140,000
                                      ===========    ===========    ===========    ===========


See Note to Financial Statements.

                              D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1996


                                                                                Unearned
                                                                              Compensation-
                                         Common        Common     Additional    Restricted                    Total
                                         Shares       Stock at     Paid-in        Stock        Retained   Stockholders'
                                       Outstanding   Par Value     Capital        Award        Earnings      Equity
                                       -----------   ---------    ----------  -------------   ----------- -------------
Balances, September 30, 1995             1,271,387   $ 187,664                  ($ 157,664)   $ 2,840,096   $ 2,870,096

  Related party debt converted to
    equity                                 502,333               $ 1,063,457                                  1,063,457

  Subsidiary debt assumed in
    connection with merger                                           (45,655)                                   (45,655)

  Adjustment to reflect common stock
    outstanding at par value as a
    result of merger                       600,384    (140,182)      140,182                                          0

  Net loss for the period,
    (unaudited)                                                                                  (374,408)     (374,408)
                                         ---------   ---------   -----------    ----------    -----------   -----------
Balances, June 30, 1996                  2,374,104   $  47,482   $ 1,157,984    ($ 157,664)   $ 2,465,688   $ 3,513,490
                                         =========   =========   ===========    ==========    ===========   ===========


See Note to Financial Statements.

                              D.K. INDUSTRIES, INC.
                            (formerly Vetline, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                            June 30,
                                                      1996              1995
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                ($  374,408)     $    19,425
  Adjustments to reconcile net loss
    from operating activities:
      Depreciation and amortization                    840,550        1,178,247
      Deferred income taxes                           (180,960)          56,049
      Changes in operating assets
        and liabilities:
        Receivables                                   (200,368)         818,843
        Prepaid expenses                               (62,210)         (82,779)
        Other assets                                (1,810,104)        (554,119)
        Accounts pay. & accrued exp.                 1,372,836       (1,253,706)
        Deferred revenue                                     0          500,872
                                                   -----------      -----------
Net Cash Provided by (Used in)
  Operations                                          (414,664)         682,832
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                           0           45,000
  Purchase of property and equipment                   (90,076)         (17,759)
                                                   -----------      -----------
Net Cash Provided by (Used in)
  Investing Activities                                 (90,076)          27,241
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of LT debt                    1,334,276          124,754
Principal payments on long-term debt                  (787,661)        (934,881)
                                                   -----------      -----------
Net Cash Provided by (Used in)
  Financing Activities                                 546,615         (810,127)
                                                   -----------      -----------
INCREASE (DECREASE) IN CASH                             41,875         (100,054)
CASH, beginning of period                              115,919          100,054
                                                   -----------      -----------
CASH, end of period                                $   157,794       $        0
                                                   ===========      ===========

SUPPLEMENTARY CASH FLOW DISCLOSURES:
Cash paid for interest                             $   324,359      $   386,412
                                                   ===========      ===========
Related party debt converted to
  equity                                           $ 1,063,457      $         0
                                                   ===========      ===========


See Note to Financial Statements.

NOTES TO FINANCIAL INFORMATION

     1. In May, 1996, DK Industries, Inc. (Registrant) consummated a reverse merger with GDC Holdings Corporation (GDC). Shareholders in GDC were issued 1,773,720 shares in Registrant in exchange for all of the outstanding stock of GDC. As a result of the reverse merger, GDC becomes the surviving entity for accounting purposes.

     2. The accompanying unaudited consolidated balance sheet presents the financial position of the Registrant as if the merger had occurred on March 31, 1996. Because of the reverse merger, the capital structure of Registrant was eliminated in consolidation. The additional paid-in capital of GDC was reduced by $45,655 to reflect the net liabilities of Registrant assumed by GDC. The consolidated statements of operations combined the statements of Registrant and GDC for the interim six month periods ended March 31, 1996 and 1995.

     3. These statements are not necessarily indicative of future operations or the actual results that would have occurred had the transactions been consummated at the beginning of the periods indicated. The unaudited consolidated financial statements should be read in conjunction with the audited historical financial statements of Registrant and notes thereto included in the annual report of Registrant on Form 10-K dated June 30, 1995 and June 30, 1994 and the audited consolidated financial statements for GDC Holdings Corporation and its subsidiary included in Registrants' Current Report on Form 8-KA dated May 31, 1996.