Form 10KSB
period 1996-09-30
GDC GROUP INC
filed 1997-07-03
CIK 797568

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

(Mark One)


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996



[__]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______________________


                          Commission File No.0-15891

                                 GDC GROUP,
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          COLORADO                               84-0891674
-----------------------------------------------------------------
 (State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

1580 LINCOLN STREET, SUITE 1125, DENVER, COLORADO     80203
-----------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code: (303) 863-1869
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                         which registered
-----------------------------------------------------------------
      NONE                                        NONE


Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.02 PAR VALUE
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES ___   NO X
                                               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K  [ X ].
            ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 30, 1997(based on shares held and the closing bid price as reported by National Quotation Bureau) was $6,614,703.

Number of shares outstanding of registrant's Common Stock as of May 30, 1997:
7,559,661.

Documents incorporated by reference herein:  None

                                     PART I


ITEM 1.  BUSINESS
         --------

OVERVIEW

     GDC Group, Inc. ("GDC"), through its subsidiaries, Walsh Remedial Construction Services, Inc. ("WRCS"), GDC Enviro-Solutions, Inc. ("GDC Solutions"), TVIES, Inc. ("TVIES") and EnviroScope Inc. ("EnviroScope") provides technology-based, on-site hazardous and non-hazardous waste remediation services, volume reduction, resource recyclying and recovery, and general environmental services. Each of the subsidiaries is wholly-owned by GDC Holdings Corporation ("GDC Holdings"), which is a wholly-owned subsidiary of GDC. GDC and its subsidiaries are collectively referred to herein as the "Company. "

     The Company's operations commenced in 1980 with the formation of GDC Solutions as a geotechnical and environmental drilling company. The Company later transitioned itself for the surging environmental market in the mid-1980's by shifting its focus from drilling to the development of thermal technology for waste processing, reduction and elimination. In 1992, the founder and past chief executive officer of the Company died in an accident after which time the Company experienced several years of management turmoil and operating difficulties. In January 1995, through a new management team, the Company developed a growth strategy of development, through horizontal acquisitions, of a full service environmental company with single source responsibility to a broad range of clients.

     Through the fiscal year ended September 30, 1996 the principal services of the Company included (a) engineering, consulting in geotechnical and hydrogeological site assessments, remedial investigation and feasibility studies, permitting assistance, design of remediation plans and oversight project management, and (b) on-site treatment and remediation employing various technologies such as dewatering and volume reduction, stabilization, material handling and processing, soil washing, resource recovery, carbon absorption and biological water treatment, and thermal treatment. In terms of resources and revenues, the bulk of the Company's effort during the fiscal year ended September 30, 1996 related to the on-site processing of hazardous waste on a planned (not an emergency) basis.

     On May 31, 1996, the Company (then comprised of GDC Holdings and its wholly-owned subsidiary GDC Solutions), consummated a business combination with DK Industries, Inc., a Colorado corporation, ("DK"), a public company with no significant assets and no business operations, pursuant to which a newly-formed DK subsidiary merged with and into GDC Holdings (the "Merger"). Following the Merger, (i) DK (renamed GDC Group, Inc. in November 1996) became the sole stockholder of GDC Holdings, (and GDC Holdings continued to be the parent company of GDC Solutions) and (ii) each common share of GDC Holdings issued and outstanding immediately prior to the Merger, converted into one common share of DK. At the Effective Time of the Merger, the stockholders of GDC Holdings were issued 1,773,720 common shares of DK, comprising approximately 75% of the issued and outstanding common shares of DK at the time of issuance. Although DK acquired all of the issued and outstanding common shares of GDC Holdings in the Merger, the Merger is accounted for as a reverse acquisition, that is, as if GDC Holdings had acquired DK. Therefore, the historic financial information set forth in this Report for periods prior to the Merger is that of GDC Holdings (on a consolidated basis with GDC Solutions) and not DK. Following the Merger, DK changed its name to GDC Group, Inc., which was approved at a Special Meeting of Shareholders held on November 14, 1996.

     The scope and emphasis of the Company's operations changed significantly in December 1996 with its acquisition of Walsh Remedial Construction Services, LLC, a Colorado limited liability company, which reorganized in March 1997 to become a Delaware corporation named Walsh Remedial Construction Services, Inc. ("WRCS"). WRCS conducts and provides environmental remediation and land restoration services and general environmental services, principally related to dredging and material stabilization projects in and around New York/New Jersey Harbor. The Company believes that during the fiscal year ending September 30, 1997, WRCS will be the most significant contributor to the Company's revenues, cash flow and earnings. See "--Acquisitions-Walsh Remedial Construction Services, Inc.", "--Environmental Remediation Services" and "--Clients; Status of Material Projects."

ACQUISITIONS

     The Company intends to expand its operations with additional services and technologies that will result in single-source solutions for its clients. Management intends to continue this growth strategy principally through acquisitions of environmental companies which have services and technologies that complement the Company's existing business. This strategy includes the acquisition of companies with proven technologies, strong performance records and high quality management that will significantly expand the range of resources available to solve environmental waste problems of the Company's clients. Management intends to acquire and operate each acquired entity through separate subsidiaries of the Company and will likely retain senior management of acquired companies if important to their continuing operations after the acquisition.

     The Company intends to effect such acquisitions and expansion plans primarily through the issuance of securities (e.g., common stock) and, to a lesser extent, cash consideration. In the event the Company has insufficient cash available for acquisitions, it may be required to obtain additional capital through external financings. There can be no assurance that such financings will be available if and when needed or on terms acceptable to the Company.

     There can be no assurance that suitable acquisitions can be identified, consummated or successfully operated or that the Company's goals will otherwise be achieved.

     The Company consummated the following acquisitions from and after September 30, 1996:

     TVIES, INC. On September 30, 1996, the Company, through GDC Holdings, acquired all of the issued and outstanding stock of TVIES, Inc. ("TVIES") from Mr. Haraldur Karlsson, the sole stockholder, director and president of TVIES. Consideration for the acquisition was 33,333 shares of GDC Common Stock. TVIES provides hazardous and non-hazardous waste treatment and volume reduction services through the use of a proprietary soil washing process for a varied scope of organic and metal contaminated materials. TVIES' services primarily apply to remediation of land, or reclamation and development of industrial sites. Its technology was utilized by the Company in the Cape Fear remediation project. See "--Clients; Status of Material Projects-OHM Remediation Services Corp." Although TVIES has technology that the Company believes will enable it to expand its base of operations and increase its revenues and profitability, there can be no assurance that it will be successful in that regard. In fact, during the twelve months ended September 30, 1996 (prior to TVIES' acquisition by the Company) TVIES suffered a net loss of approximately $76,000 on revenues of $90,000. In April 1997, the Company (through TVIES) entered into a contract for a 1,000 ton demonstration test on low radioactive waste materials by Envirocare of Utah, Inc. ("Envirocare"). If TVIES achieves satisfactory results on the demonstration test, which is anticipated to commence by June 1997, the Company believes Envirocare may retain TVIES on more substantial projects in the future. No assurance can be given, however, that the TVIES technology will provide satisfactory results or that even if such results are achieved, that the Company will be awarded additional contracts by Envirocare. Furthermore, based on the Company's current working capital deficiency and immediate cash needs, there can be no assurance that the Company will have sufficient funds to finance the project costs. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity."

     WALSH REMEDIAL CONSTRUCTION SERVICES, INC. On December 13, 1996, the Company acquired 100% of the membership interests of Walsh Remedial Construction Services, LLC, which reorganized in March 1997 as a Delaware corporation named Walsh Remedial Construction Services, Inc. ("WRCS"). The membership interests were acquired from James P. Walsh & Associates, Inc., a Colorado corporation, and from William T. Spear, one of WRCS's managers. The consideration for the acquisition was (i) the payment of certain obligations of WRCS and its members aggregating approximately $1,975,000, (ii) an agreement to make certain conditional royalty payments aggregating approximately $1,250,000 based upon project revenues, to Bank One, Boulder, Colorado, to be credited to a debt co-signed by Walsh Environmental Engineers, Inc. (WRCS's former parent company) to the bank, and (iii) the assumption of WRCS' liabilities (aggregating approximately $2,600,000) and other obligations. WRCS' principal physical assets are the equipment used in material handling for its dredging and amendment projects. Following the acquisition, Mr. Spear, one of the selling members, was engaged to serve as President and Chief Executive Officer of WRCS. He is also a guarantor of a portion ($375,000) of the Bank One obligation described above.

     The acquisition of WRCS was funded by loans from two private party lenders, in the total amount of $3,000,000, described under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity." The loans are secured by all of the issued and outstanding common stock of WRCS.
The loan agreements provide for significant fees in the event of late payments by the Company, restrict WRCS' ability to incur indebtedness or finance its operations without the lenders' consent, and require mandatory prepayments from account receivable financings of WRCS, "excess" cash flow (as defined) of WRCS, and securities offerings of GDC. These restrictions and requirements may have a material adverse effect on WRCS and the Company as a whole. The Company is currently in default of the acquisition loans. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity."

     During the nine-month period ended September 30, 1996 and the period from inception, March 1, 1995, through December 31, 1995(prior to WRCS's acquisition by the Company), WRCS had revenues of approximately $1,823,000 and $3,764,000, respectively, and net income (loss) of approximately ($3,988,000) and ($167,000), respectively. Although WRCS operated at a significant operating loss during the nine months preceding the Company's acquisition of WRCS, the Company has instituted changes to WRCS' project management and operations that have significantly improved its results of operations, particularly after March 31, 1997. In addition, the Company has expanded the marketing efforts of WRCS since the acquisition on both dredging and non-dredging projects. The Company (through WRCS) has recently entered into contracts or reached agreements in principle on several significant new projects. Although no assurance can be given that any of the agreements in principle will result in definitive contracts or as to the scope or profitability of WRCS' operations in the future, the Company believes that WRCS will be the most significant contributor to the Company's revenues, cash flow and earnings during fiscal 1997.

     ENVIROSCOPE, INC. In March 1997, the Company, through GDC Holdings, acquired all of the issued and outstanding stock of JWS Consulting, Inc., which thereafter changed its name to EnviroScope, Inc. ("EnviroScope"), from Julie A. Spear, its sole stockholder. The purchase price for EnviroScope was the assumption and payment of certain obligations totalling approximately $75,000, and subsequent advances made to EnviroScope by GDC Group. EnviroScope provides management of the environmental permitting process for projects being developed on sites requiring environmental action or closure. The scope of work includes the conducting of background investigations, obtaining information, and preparation of permit applications for activities at project sites in accordance with applicable regulations. During the course of permit review, EnviroScope will manage the contacts and negotiations with subcontractors, various regulatory agencies, and other parties. In addition, EnviroScope prepares all materials and studies associated with each permit application. EnviroScope is currently engaged to manage the environmental permitting process of a significant waterfront development project in Bayonne, New Jersey that is estimated to require the dredging of up to 15 million yards of material from New York/New Jersey Harbor (the "Bayonne Project"). There can be no assurance that EnviroScope will be successful in this or any future projects. In connection with the acquisition, EnviroScope entered into a three-year employment agreement with Julie A. Spear as its President and Chief Executive Officer.

ENVIRONMENTAL REMEDIATION SERVICES

     DREDGING AND AMENDMENT SERVICES
     -------------------------------

     Since the acquisition of WRCS in December 1996, the most significant operations of the Company have been conducted through WRCS. WRCS' principal projects involve serving as a partner and project manager of Enviro-Dredge, which consists of various corporations, partnerships and companies ("Enviro-Dredge") engaged in dredging and remediation services. Enviro-Dredge was formed for the purpose of providing such services to both public and private sector entities owning, controlling or otherwise responsible for sites in and around New York/New Jersey Harbor, principally on the New Jersey coastline.

     The dredging services are designed to deepen shipping channels in New York/New Jersey Harbor, which has been necessitated by the massive accumulation of silt in the Harbor. The remediation services generally involve (i) the treatment of the dredged mud to stabilize and encapsulate the contaminants therein to meet applicable regulatory and contractual requirements, (ii) the amendment of the dredged mud to create a composition useable as structural fill, and (iii) the placement of the amended material as structural fill on the site of the planned Metro Mall project in Elizabeth, New Jersey (the "Metro Mall"). The Metro Mall site is owned and will be developed by OENJ Corporation ("OENJ"), one of the partners of the Partnerships.

     Customers and potential customers of Enviro-Dredge include the Port Authority of New York and New Jersey, entities that use shipping lanes or other portions of New York/New Jersey Harbor (such as tour boat operators), and terminal operators and other parties known as "potentially responsible parties" ("PRPs"), who are responsible for the clean-up of specified coastal areas due to their release of toxic materials into the Harbor.

     As project manager, WRCS is generally responsible for planning, coordinating and implementing projects as a whole and for managing and supervising projects on a day-to-day basis. In addition, WRCS is responsible for
(i) operating and maintaining the pipelines that deliver dredged material from an off-shore barge to the Company's in-land processing site, (ii) amendment of the dredge material at the processing site to meet contractual specifications,
(iii) placement of the amended material at the Metro Mall Site, including compaction of the amended material and (iv) obtaining all federal, state and local permits, licenses and approvals for transportation of the material.

     Most recently, WRCS served as project manager of Enviro Dredge, LLP, a New Jersey partnership ("Enviro I") that completed a demonstration project for the Port Authority of New York and New Jersey (the "Port Authority") that involved harbor dredging, amending and stabilizing contaminated materials, and placing the amended material as structural fill on the Metro Mall site.

     In December 1996, three of the four partners of Enviro I, WRCS, OENJ, and Great Lakes Dredge and Dock Company ("Great Lakes"), an entity specializing in dredging and scow handling, formed a New Jersey limited liability partnership under the name Enviro-Dredge II, LLP ("Enviro II") for the purpose of performing additional contracts with the Port Authority, PRPs and other users of New York/New Jersey Harbor. Enviro II is currently performing a contract with a major New York tour boat company that involves dredging New York/New Jersey Harbor in the vicinity of the Statue of Liberty. Several additional contracts are currently being negotiated with PRPs and other potential customers.

     To date, all of the material dredged from New York/New Jersey Harbor by Enviro-Dredge has been delivered, processed, and placed at the Metro Mall site, which has a capacity of approximately 1.3 million cubic yards of amended material. Once that site has reached its full capacity, anticipated to occur within the next 9 months, Enviro-Dredge intends to place amended material on other sites along the New Jersey coastline. The most significant proposed location is a site in Bayonne, New Jersey that is owned by OENJ. The Company (through EnviroScope) has filed applications for the numerous permits and licenses required for the in-land receipt, processing and placement of dredged material.

     The harbor dredging, amendment and placement projects of WRCS are capital intensive, requiring significant expenditures for equipment, labor and materials. The Company has past-due obligations to vendors on the Port Authority demonstration project (some of which relates to purchases of equipment that will be used on additional WRCS port projects) which, as of May 31, 1997, were approximately $1.8 million. In addition, certain revenues from the projects will be used to satisfy a contingent royalty obligation to Bank One described above under "-- Acquisitions -- Walsh Remedial Construction Services, LLC."

     The operations of WRCS related to projects in New York/New Jersey Harbor are heavily reliant on WRCS's two business partners, Great Lakes and OENJ, who are critical to the success of the projects. In addition, OENJ has recently advised WRCS that its agreement to work with OENJ on certain material future projects including the proposed Bayonne Project, is subject to several material conditions, including the payment by WRCS of past-due amounts to its vendors (approximately $1.8 million), and adequate funding of WRCS to purchase equipment and mobilize on the new projects (estimated at approximately $5.5 million).
WRCS will not be able to achieve these conditions without obtaining significant cash proceeds from debt or equity financings of the Company. However, there can be no assurance that the Company will be able to raise adequate net proceeds.
If the proceeds are not raised and either or both of Great Lakes and OENJ elect not to perform future contracts with WRCS, the business of WRCS, and the Company as a whole, would be materially adversely affected and would likely be forced to scale back its operations or consider other alternatives including the sale of the business.

     Pursuant to the terms of the Enviro II Partnership Agreement, if the Partnership fails to produce at least 100,000 cubic yards of amended material each month, commencing January 15, 1997, the Partnership may be terminated. In addition, commencing April 1, 1997, if the Partnership produces less than 144,444 cubic yards of amended material each month, OENJ has the right to obtain material for use on the Metro Mall site from alternate sources. The Company has experienced significant problems in achieving these results due to, among other things, (i) metal scraps and other oversized materials in the dredged material, which clogs the pipeline and damages various equipment, (ii) insufficient flow of dredged material being pumped through the pipe system to the in-land processing facility, thereby requiring additional pumps, (iii) insufficient cash resources to adequately address the foregoing two problems, and (iv) lack of coordination between water-based dredging operations and land-based material stabilization operations. The Company has been addressing these problems principally through the development of improved design technologies, purchase of additional pumping and other equipment using funds obtained from operations and the sale of debt securities, and hiring of additional project managers, and has thereby steadily improved the throughput of dredged and amended material. However, the Company requires additional equipment to satisfy its requirements. The Company is currently seeking financing to purchase such equipment. However, there can be no assurance that the Company will obtain such financing. Furthermore, there can be no assurance that the Company's equipment will perform according to specification and in a manner anticipated to satisfactorily complete its projects. Furthermore, due to the complex nature of the dredging projects, there can be no assurance that WRCS and its joint venture partners will satisfy their obligations on the projects or fulfill the contracts in a profitable manner.

     Given the Company's current liquidity problems and significant overall cash needs, there can be no assurance that the Company will have the necessary resources to properly fund WRCS. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations-Liquidity."

     ADDITIONAL REMEDIATION SERVICES
     -------------------------------

     In addition to providing services on dredging/amendment projects, the Company provides comprehensive on-site treatment of hazardous and non-hazardous materials. By applying a broad range of biological, chemical, physical, and thermal treatment technologies, the Company performs on-site treatment and remediation services for the control, destruction, decontamination, and volume reduction of hazardous and non-hazardous material. Accordingly, the Company has designed a wide range of waste treatment technologies and systems, including modular mobil treatment equipment, all of which can be used on-site, either independently or in a system, for removing, destroying, reducing the volume of, or stabilizing contaminants. This equipment includes thermal desorption units, dewatering presses, separators, cyclones, centrifuges, and mobil process equipment which apply various technologies to remediate contaminated waste. The Company has also provided remediation services at hazardous waste contaminated sites, the two most significant of which are described below under the heading "--Clients; Status of Material Projects."

     The Company has adopted a number of business practices and risk management policies designed to limit the significant risks and potential liabilities involved in environmental remediation projects due to the presence of hazardous substances. In particular, the Company performs its services and treatments on-site at the customer's location. The Company does not own or operate any hazardous waste disposal sites or other off-site waste treatment or disposal facilities. The Company generally coordinates through licensed subcontractors the transportation and disposal of any hazardous waste which is not remediated on site.

     Risk management policies include the requirement of entrance physicals and periodic medical evaluations for all professionals and field and laboratory personnel, and drug and alcohol screening as a prerequisite for employment. The Company also engages in special employee training, including 40 hour OSHA training, and health and safety monitoring programs. The Company has published an in-house Health and Safety Plan and Quality Assurance/Quality Control Plan, which are made site-specific for every major project. A Health and Safety Officer of the Company supervises health and safety coordination assigned to remediation projects and reports directly to senior management. The Company also has a random drug testing program. The Company believes that its continued emphasis on its overall health and safety program will result in continued improvements in its safety record.

TREATMENT TECHNOLOGIES

     Designing, developing and implementing solutions to environmental hazards requires an interdisciplinary approach combining practical field experience with remediation processes and technical skills in fields such as chemistry, microbiology, hydrogeology, fluid mechanics, thermodynamics, and geotechnical, biochemical process engineering. The Company employs scientific and engineering professionals in the environmental services field who enhance the Company's ability to effectively participate in larger, more technically complex remediation projects.

     The Company is becoming increasingly experienced in the commercialization and practical field application of existing technologies. In the performance of on-site treatment and remediation, the Company employs a variety of technologies. These include pozzlonic stabilization, dewatering and volume reduction, stabilization and specialized material handling and processing, resource recovery, water and groundwater treatment, air stripping, biological treatment, thermal treatment and condensation, and incineration.

     Since the acquisition of WRCS, a principal technology utilized by the Company on the harbor dredging projects is pozzlonic stabilization, which is used in remediation of dredged material. Using this process, the Company stabilizes and encapsulates the contaminants in the material to meet applicable federal and state environmental regulations and standards imposed by regulatory agencies, such as the New Jersey Department of Environmental Protection, which oversees the Company's New York/New Jersey Harbor dredging projects. Together with the pozzlonic stabilization process, the dredged material is amended, through chemical treatment, to create a cement-like substance that can be used for structural fill.

     The Company, through the acquisition of TVIES, now has particular expertise in providing hazardous and industrial waste treatment and volume reduction services through the use of a proprietary soil washing process. This process is effective for a varied scope of contaminated soils, ranging from low level radioactive material to hyrodocarbon and metal contaminated soils, and can be applied to remediation of land, or reclamation and development of industrial sites.

     In terms of revenues and resources, the principal technology utilized by the Company has historically been on-site thermal treatment, particularly thermal desorption and rotary kiln incineration. Thermal desorption is a thermal treatment technology which uses heat to remove volatile compounds from a waste without oxidation of the compounds. Rotary kiln incineration is the traditional incineration process for destroying organic hazardous waste constituents in a refractory lined rotating kiln. However, as a result of (i) the Company's acquisition of WRCS (which focuses on other technologies), (ii) the expiration of certain material contracts with chemical and petrochemical companies that utilized the Company's thermal treatment technology, and (iii) the Company's proposed sale of certain thermal treatment equipment and licensing of related technology for use at the Shell Oil site and other locations in the United States, the Company is changing its strategy for on-site thermal treatment technologies, as described below. See "--Clients; Status of Material Projects-Shell Oil Company."

     The Company has recently entered into a letter of intent regarding a transaction under which the Company will sell its desorption equipment and license the related technology to a third party for use at the Shell Oil site and other future sites. In consideration for the assets and the license, the Company will be paid a fixed fee plus license fees, computed on a formula basis, based on factors including the level of pre-tax profits at the sites, the amount of waste delivered by the Company's efforts, and the amount of additional services provided by the Company. If the Company consummates the sale of such equipment and licensing of such technology, it will be precluded from using the thermal desorption technology in refineries, petrochemical and chemical plants under the terms of the proposed agreement. However, the Company will be allowed to utilize such technology at Superfund sites and other remediation sites. The Company believes that the third party is better equipped to exploit the Company's thermal desorption technology (which will remain the exclusive property of the Company) due to the third party's greater marketing resources and capital to fund the expanded marketing effort. However, the transaction contemplated under the letter of intent is subject to various conditions, including the execution of a definitive written agreement. Therefore, there can be no assurance that such transaction will be consummated.

     In addition, based on the problems experienced by the Company on its principal incineration project with IT Corporation described below, the Company intends to phase out the marketing of its rotary kiln incineration technology. See "--Clients; Status of Material Projects-IT Corporation."

CLIENTS; STATUS OF MATERIAL PROJECTS

     During fiscal 1996, revenues from the Company's top three clients, IT Corporation ("IT"), Shell Oil Company ("Shell Oil") and Murphy Oil USA, Inc. ("Murphy Oil") collectively accounted for approximately 92% of contract revenues. Each of those clients individually accounted for more than 10% of the Company's revenues during fiscal 1996 as well as during the six months ended March 31, 1997. The Company's contract with IT has been terminated by IT due to alleged deficiencies in the Company's performance thereunder described below. The Company's contracts with Shell Oil and Murphy Oil, which resulted in revenues of approximately $1.0 million and $2.3 million, respectively, during fiscal 1996 terminated in accordance with their terms in August 1996 and November 1996, respectively. As discussed below, the

Company is continuing to provide services to both Shell Oil and Murphy Oil, although, in the case of Murphy Oil, on a reduced basis. The inability of the Company to generate additional revenue to replace the lost revenue from IT and Murphy Oil could have a material adverse effect on the Company.

     A general description and status report of the Company's principal contracts during fiscal 1996 and thereafter are as follows:

     PORT AUTHORITY OF NEW YORK AND NEW JERSEY. The Company (through WRCS) is a partner, and serves as Project Manager of, Enviro-Dredge, LLP, which recently completed a demonstration dredging project for the New York and New Jersey Port Authority. The project involved harbor dredging, amending and stabilizing contaminated materials from a portion of the Elizabeth, New Jersey harbor, and placing the amended material as structural fill on the site of the planned Metro Mall project in Elizabeth, New Jersey. The Company had revenues of approximately $1.8 million from the demonstration project.

     CIRCLE LINE STATUE OF LIBERTY FERRY, INC. The Company (through WRCS) is a partner, and serves as Project Manager of Enviro-Dredge II, LLP, which is performing a dredging project in the vicinity of the Statue of Liberty for a major tour boat operator. The project, which is similar to the Port Authority project described above, is anticipated to generate revenues of approximately $2.6 million to WRCS during fiscal 1997.

     ENVIROCARE OF UTAH, INC. In January 1997, the Company (through TVIES) was awarded a $285,000 contract for a 1,000 ton demonstration test on low radioactive waste materials by Envirocare of Utah, Inc. ("Envirocare"). The Company will be required to expend additional funds on equipment and mobilization costs for the project, which coupled with other project costs, are estimated to be approximately the same amount as the contract revenues from the project ($285,000). However, if TVIES provides satisfactory results on the demonstration test, which is anticipated to be performed in Summer 1997 and end approximately 60 days thereafter, it believes Envirocare may retain TVIES on more substantial projects in the future. No assurance can be given, however, that the TVIES technology will provide satisfactory results or that even if such results are achieved, that TVIES will be awarded additional contracts by Envirocare. Furthermore, based on the Company's current working capital deficiency and immediate cash needs, there can be no assurance that the Company will have sufficient funds to finance the project costs. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Liquidity."

     SHELL OIL COMPANY. The Company (through GDC Solutions) provides waste processing services to Shell Oil utilizing its on-site thermal desorption technology. Although the Company's contract with Shell Oil expired in August 1996, the Company has been continuing to provide services pursuant to a purchase order. The services being provided by the Company at Shell Oil's facility have been expanded by Shell Oil and the Department of Environmental Quality of Louisiana permitting the Company to process waste of third parties transported to the Shell Oil facility, in addition to the continued processing of Shell Oil waste. The Company has negotiated the terms and conditions of a new agreement with Shell, subject to entering into a definitive written agreement. The new agreement is subject to consummation of the transaction contemplated under the letter of intent described above under "--Treatment Technologies," pursuant to which the Company will sell its desorption equipment and license the related technology to a third party for use at the Shell Oil site and other future sites. Following consummation of the proposed transaction, the Company will generate revenues from the Shell Oil site pursuant to its third party license agreement, rather than from Shell Oil directly. The Company generated revenues of approximately $1.0 million from Shell Oil during the fiscal year ended September 30, 1996.

     MURPHY OIL USA, INC.    The Company (through GDC Solutions) generated
revenues of approximately $2.3 million from Murphy Oil during fiscal 1996, representing approximately 36% of the Company's total revenues during the fiscal year. The revenues were generated pursuant to a contract under which the Company provided waste processing services utilizing its on-site thermal desorption technology. However, the contract expired in November 1996. Since that time, the Company has been performing services for Murphy Oil (different than those provided under the expired contract) for which it anticipates revenues of at least $400,000 during fiscal 1997. The decrease in revenues from Murphy Oil has had an adverse effect on the Company's cash flow, working capital and earnings and there can be no assurance that the Company will continue to earn revenues from Murphy Oil in the future.

     IT CORPORATION. The Company (through GDC Solutions) entered into a Subcontract Agreement with IT in March 1996 related to a hazardous waste site located in Winnfield, Louisiana (the "IT

Subcontract"). The Company earned revenues of approximately $2.7 million under the IT Subcontract during fiscal 1996, which accounted for approximately 42% of the Company's total contract revenues during fiscal 1996. As indicated below, the Company has received a notice from IT terminating the IT Subcontract.

     On January 13, 1997, the Company received a notice from IT asserting, among other things, that the Company had failed to maintain a rate of progress necessary to complete the project within the time specified, to comply with environmental regulations, and to pay all costs of contract performance when due. Under the terms of the IT Subcontract, upon failure by the Company to make a good faith effort to cure the stated deficiencies within twenty days, then IT, at its option, has the right to terminate the Company's right to proceed with the project. The Company submitted its plan to cure the alleged defaults and had numerous meetings, discussions with, and correspondence to, IT in an effort to resolve the dispute. The Company believes that delays in the project were not material and, for the most part, were caused by IT (generally due to IT's failure to deliver acceptable material to the Company's processing unit and other operating restraints imposed on the Company by IT), and that the Company's progress on the project demonstrated its ability to complete the project in a timely manner. The Company further believes that it was generally in full compliance with environmental regulations and that IT's claim on that issue is without merit. However, the Company acknowledges that certain of its vendors on the project, were owed in excess of $850,000, and had not been paid in a timely manner.

     On February 28, 1997, the Company notified IT that it would not proceed with the project on the terms demanded by IT. On March 3, 1997, the Company received a notice from IT rejecting the Company's plan to cure the alleged deficiencies and giving notice that IT was exercising its option to terminate the Company's right to proceed with the Project, for cause. The termination of the IT Subcontract could have a material adverse effect on the Company. The Company believes that it is due payments of approximately $766,000 for services rendered on the project. However, pursuant to the terms of the IT Subcontract, upon termination of GDC's right to proceed with the project, if IT's cost of completing the project is in excess of the amount payable to GDC under the Subcontract, then GDC may be responsible to IT for such amounts. There is no way for the Company to estimate IT's eventual cost to complete the project. The Company believes it has various claims against IT in relation to this matter which would possibly offset the alleged claims of IT against the Company.

     OHM REMEDIATION SERVICES CORP. In May 1996, the Company (through GDC Solutions) agreed to assume the obligations of TVIES, Inc. ("TVIES") under TVIES' subcontract with OHM Remediation Services Corp. ("OHM") to provide environmental remediation services at the Cape Fear Wood Preserving Superfund Site located in Fayetteville, North Carolina. The Company utilized soil washing technology developed by TVIES to remediate contaminated soil at the site. Although this technology was successful in satisfying four of the five principal cleanup goals stipulated by the Environmental Protection Agency (the "EPA"), the cleanup goal for one contaminant was not fully met. Consequently, the EPA has elected to abandon the use of soil washing technology at the site and has de facto terminated the services of OHM and the Company. The inability of the soil washing technology to achieve the requisite level of cleanup for the fifth goal, as acknowledged in a report published by the EPA, was attributed not to the failure of TVIES's technology, but rather to (i)materially higher concentrations of clay and silt in the soil than anticipated,(ii) materially higher than anticipated levels of contamination at the site, and (iii) the EPA's underestimation of the volume of soil that has been adversely impacted at the site. According to the report, the EPA now intends to initially use a low thermal desorption technology to remediate the organic contamination in the soil at the site. The Company, through GDC Solutions, believes that it has the desorption technology required to remediate the site and contemplates bidding on the project once the EPA publishes a request for bids. There can be no assurance, however, that the Company will be awarded the contract if it submits the bid or that if awarded the bid it will succeed in remediating the site.

     The Company has submitted claims, based upon the differing site conditions described above, in excess of $2.5 million for its services on the project, none of which has been paid or reflected in the Company's financial statements. The Company intends to vigorously pursue collection efforts, directly or through OHM, against Bechtel Environmental, Inc. ("Bechtel"), the oversight contractor, and any other responsible parties. There can be no assurance that the Company will succeed in whole or in part in such efforts. In addition, although the Company believes that it has meritorious claims, there can be no assurance that Bechtel will not pursue counterclaims against the Company or otherwise seek to reduce its indebtedness to OHM and thereby the Company.

EMPLOYEES

     As of May 31, 1997, the Company employed 91 persons, 10 of whom were management, 66 were full-time field personnel, 4 were engineers, 3 were in sales and marketing, and 8 were in administration.

ITEM 2.  PROPERTIES
         ----------

     The principal executive offices of the Company are located in Denver, Colorado. The offices are comprised of 2,306 square feet of administrative office space for a rental of $1,921.67 per month. The offices are equipped with state-of-the-art computers, software and communications system.

     The principal offices of TVIES are located in Houston, Texas in 2,000 square feet of leased space, at a monthly rental of $950.00. TVIES rents storing space for its equipment at a monthly rate of $300.00.

     The principal offices of WRCS are in Boulder, Colorado. WRCS occupies 1,490 feet of leased space, at a monthly rental of $1,950.00.

     The principal offices of GDC Solutions are in Baton Rouge, Louisiana. GDC Solutions occupies 12,000 square feet of engineering and administrative office space and 5,000 square feet of laboratory, supporting office space, and a mechanics shop. The offices are equipped with state-of-the-art computers, AUTOCAD, software and communications system. The laboratory facility is equipped for testing the physical and hydraulic (geotechnical) properties of soils, and simulating the leachability of soils to various liquids containing or potentially containing harmful chemical and organic compounds. The laboratory is also equipped to determine the required chemical additives to dewater or solidify/stabilize sludges and contaminated waste residue.

     The Company has entered into an agreement with Kathleen Elnaggar, a director and co-founder of GDC Solutions, to purchase the Baton Rouge facility from her (and an affiliated family trust). See "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth fiscal quarter of fiscal 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.
         -------------------------------

     The Common Stock of GDC trades on the OTC Bulletin Board under the symbol "GDCG." The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by National Quotation Bureau.

     The Company has not paid any cash dividends on the Common Stock, and a change in the policy is not presently under consideration by the Board of Directors.

                                     HIGH               LOW
                                     ----               ---

TEN MONTHS ENDED SEPTEMBER 30, 1995
-----------------------------------

First Quarter                                 NO PUBLISHED TRADING
Second Quarter                                NO PUBLISHED TRADING
Third Quarter                                 NO PUBLISHED TRADING
Fourth Quarter                                NO PUBLISHED TRADING

YEAR ENDED SEPTEMBER 30, 1996
-------------------------------

First Quarter                                 NO PUBLISHED TRADING
Second Quarter                                NO PUBLISHED TRADING
Third Quarter                                 NO PUBLISHED TRADING
Fourth Quarter                                NO PUBLISHED TRADING

YEAR ENDED SEPTEMBER 30, 1997
-------------------------------

First Quarter*                       $3.00             $ .50
Second Quarter                       $2.25             $.625
Third Quarter**                      $2.25             $.875

_________________________

*  commencing October 21, 1996
** through May 30, 1997

     The bid prices above reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions. Trading in the Common Stock to date is extremely limited and sporadic.

     On May 30, 1997, the closing price of the Company's Common Stock was $0.875 per share and the Company had 677 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     In 1995, the Company changed its fiscal year-end to September and, accordingly, the results of operations for 1995 are for the ten months then ended.

     Prior to March 12, 1996, the Company was composed solely of GDC Solutions. On March 12, 1996, the Company consummated the "GDC Restructuring" pursuant to which (i) GDC Solutions became a wholly-owned subsidiary of GDC Holdings through an exchange by the stockholders of GDC Solutions of the 3,814,160 then issued and outstanding common shares of GDC Solutions for 1,271,387 common shares of GDC Holdings (the "Reorganization") and (ii) $915,737 principal amount of indebtedness of GDC Solutions, plus accrued interest of approximately $225,000, payable to certain of its principal stockholders, was contributed to the capital of GDC Holdings in consideration for the issuance to such stockholders of 502,333 common shares of GDC Holdings (the "Debt Contribution"). The Company has accounted for this transaction in a manner similar to a pooling of interests, and the exchange of stock has been retroactively applied. All capital stock and per share data have been restated to give effect to this exchange. Accordingly, historical financial statements of GDC Holdings and GDC Solutions have been combined throughout all relevant periods herein. The following selected financial data as of and for the fiscal years ended November 30, 1992, 1993 and 1994 and for the ten months ended September 30, 1995 is derived from the financial statements of GDC Solutions.

     On May 30, 1996, the Company (through GDC Solutions), entered into an agreement with TVIES and OHM pursuant to which GDC assumed the obligations of TVIES under a subcontract with OHM to provide environmental remediation services at a Superfund site. All receipts and disbursements relating to this contract subsequent to May 30, 1996 are reflected in the financial statements of the consolidated companies. GDC Holdings subsequently purchased TVIES on September 30, 1996. See "Business-Acquisitions-TVIES, Inc."

          On May 31, 1996, the Company (then comprised of GDC Holdings and its wholly-owned subsidiary GDC Solutions), consummated a business combination with DK Industries, Inc., a Colorado corporation, ("DK"), a public company with no significant assets and no business operations, pursuant to which a newly-formed DK subsidiary merged with and into GDC Holdings (the "Merger"). Following the Merger, (i) DK (now GDC Group, Inc.) became the sole stockholder of GDC Holdings, (and GDC Holdings continued to be the parent company of GDC Solutions) and (ii) each common share of GDC Holdings issued and outstanding immediately prior to the Merger, converted into one common share of DK. At the Effective Time of the Merger, the former stockholders of GDC Holdings owned approximately 75% of the issued and outstanding Common Stock of DK. Therefore, although DK acquired all of the issued and outstanding common shares of GDC Holdings in the Merger, the Merger is accounted for as a reverse acquisition, that is, as if GDC Holdings had acquired DK. As a result, the historic financial information set forth in this Report for periods prior to the Merger is that of GDC Holdings consolidated with GDC Solutions and not DK.

STATEMENT OF OPERATING DATA:
  (Amounts in thousands, except per share data)

------------------------------------------------------------------------------------------------
                                                                 Ten Months         Fiscal Year
                                   Fiscal Year Ended                Ended               Ended
                                     November 30,               September 30,      September 30,
                           -------------------------------      -------------      -------------
------------------------------------------------------------------------------------------------
                           1992         1993          1994          1995               1996
                           ----         ----          ----          ----               ----
------------------------------------------------------------------------------------------------
Contract revenue          $13,304      $20,171       $14,833        8,628              6,584
------------------------------------------------------------------------------------------------
Gross profit                4,850        2,671         3,667        3,084                206
------------------------------------------------------------------------------------------------
Net operating
 income (loss)              1,329         (436)          528          689             (3,228)
------------------------------------------------------------------------------------------------
Interest expense              578          853           667          563                934
------------------------------------------------------------------------------------------------
Income (loss)
 before taxes and
 cumulative effect of
 change in accounting
 principle                    853       (1,195)         (183)          50             (4,446)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                 Ten Months         Fiscal Year
                                   Fiscal Year Ended                Ended               Ended
                                     November 30,               September 30,      September 30,
                           -------------------------------      -------------      -------------
------------------------------------------------------------------------------------------------
                           1992         1993          1994          1995               1996
                           ----         ----          ----          ----               ----
------------------------------------------------------------------------------------------------
Income tax expense            227         (345)          (45)             20             (632)
 (benefit)

Income (loss)
 before cumulative
 effect of change in
 accounting principle         626         (850)         (138)             30           (3,814)
------------------------------------------------------------------------------------------------
Cumulative effect
 of change in
 accounting principle           -            -             -             299                -

Net income (loss)             626         (850)         (138)            329           (3,814)
------------------------------------------------------------------------------------------------
Income (loss) per
 common share:

 Income before
 cumulative effect of
 change in accounting
 principle                                            $(0.12)        $  0.03          $($2.19)
------------------------------------------------------------------------------------------------
Cumulative effect on
 prior years of change
 in methods of
 depreciation                                              -            0.26                -
------------------------------------------------------------------------------------------------
Net income (loss)
 per share                                            $(0.12)        $  0.29           $(2.19)
                                                      =======        =======           =======
------------------------------------------------------------------------------------------------
Proforma amounts
 assuming a new depre-
 ciation method is ap-
 plying retroactively:

 Net income (loss)                                    $ -
                                                      =======
 Income (loss) per
 common share -
 primarily and fully
 diluted                                              $ -
                                                      =======
------------------------------------------------------------------------------------------------
Number of common and
 common equivalent
 shares:
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                 Ten Months         Fiscal Year
                                   Fiscal Year Ended                Ended               Ended
                                     November 30,               September 30,      September 30,
                           -------------------------------      -------------      -------------
------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
  (Amounts in thousands)
------------------------------------------------------------------------------------------------
                           1992         1993          1994          1995               1996
                           ----         ----          ----          ----               ----
------------------------------------------------------------------------------------------------
Working capital
 (deficiency)                62          327         1,597           274              (5,835)
------------------------------------------------------------------------------------------------
Property, plant
 and equipment,
 net                      9,886        8,862         7,212         6,922               7,656
------------------------------------------------------------------------------------------------
Total assets             12,924       13,901        13,303        10,311              11,158
------------------------------------------------------------------------------------------------
Long-term debt,
 excluding
 current portion          5,196        6,336         5,017         4,012                  96
------------------------------------------------------------------------------------------------
Stockholders'
 equity                   3,552        2,679         2,541         2,870               2,728
================================================================================================

ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1996, the Company had a working capital deficiency of $5,834,755, compared with a working capital surplus of $274,350 at September 30, 1995. This decrease is primarily due to the fiscal 1996 loss as well as a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset somewhat by an increase in cash and cash equivalents.

     Net cash provided by operating activities was $913,931 for fiscal 1996, compared with $702,201 for the ten months ended September 30, 1995. In fiscal 1996, the increase in net cash provided by operating activities was primarily due to the increase in accounts payable and accrued expenses in fiscal 1996 and the decrease in accounts receivable, offset somewhat by a loss from continuing operations and, the decrease in deferred taxes and prepaid expenses.

     Net cash used in investing activities was $881,637 in fiscal 1996, compared with net cash provided by investing activities of $2,979 during the ten months ended September 30, 1995. This change was principally due to the purchase of property, plant and equipment in fiscal 1996 used in connection with the Company's projects at the Winnfield, Louisiana and Cape Fear, North Carolina Superfund sites.

     Net cash provided by financing activities was $1,150,418 in fiscal 1996, compared with net cash used in financing activities of $726,877 during the ten months ended September 30, 1995. This change was principally due to the Company's sale of common stock, short term bridge debt, and long-term debt in fiscal 1996, offset somewhat by principal payments of long-term debt and deferred financing costs incurred in fiscal 1996.

     The Company has significant immediate cash requirements resulting principally from (i) working capital and equipment needs for remediation and dredging projects; (ii) the assumption of significant obligations in connection with recent acquisitions as well as significant costs incurred in consummating such acquisitions; (iii) high start-up costs on certain new projects, particularly with respect to equipment purchases and mobilization; (iv) significant repayment obligations on loans, including loans in default; (v) the termination of material projects and a delay in the receipt of payments due to the Company thereunder; (vi) the expiration of contracts with key customers and (vii) significant financing costs, including loan origination fees, commissions to a placement agent and professional fees. In addition, the Company has past due payroll taxes of approximately $450,000. As a result of the foregoing, the Company is currently in default of certain of its obligations to lenders and vendors, and has significant short-term cash needs which it will not be able to satisfy without raising significant funds from current private offerings of securities as well as other proposed financings.

     The Company (through GDC Solutions) has financed its operations in part through (i) a $3.5 million equipment credit facility from FINOVA Capital Corporation ("FINOVA"), (ii) a $2.5 million revolving credit facility from Coast Business Credit ("Coast"), and (iii) a $400,000 equipment loan from Ally Capital Corporation and Environmental Allies N.V. (collectively, "Ally"). As of September 30, 1996 the Company was in default of the FINOVA facility and thereby had certain cross-defaults with Coast and other lenders. In March 1997, following Coast's termination of its credit facility and acceleration of the Company's indebtedness thereunder, the Company paid the Coast facility in full (approximately $679,000 inclusive of principal, interest and fees). As of June 30, 1997, the Company remains in default of both the FINOVA and the Ally loan facilities, and these loans are recorded as current liabilities in the Company's financial statements.

     On September 30, 1996 and March 31, 1997, the principal balance of the Company's indebtedness to FINOVA was approximately $3,478,000 and $3,454,000, respectively. The loan, which bears interest at prime plus 2.5%, is payable in monthly installments, including interest, of approximately $65,000.

     The current default of the FINOVA facility relates to a monetary default of approximately $134,000 as well as technical defaults due to the breach of certain covenants and/or negative covenants set forth in the FINOVA loan documents. Although the Company has not received any default notice in connection with such breaches, there can be no assurance that FINOVA will agree to deliver any required waivers or consents, or that FINOVA will not accelerate the maturity date of all amounts outstanding under the loan due to the defaults thereunder. The default of the Ally loan was due to the Company's failure to make the required monthly installments for March - June 1997. Ally has accelerated the full amount due under the loan, which is approximately $400,000. Acceleration of the loan may have a material adverse effect on the Company due to the Company's working capital deficiency and significant cash requirements for other past due and current obligations. In addition, the FINOVA facility is guaranteed by GDC Holdings (the sole stockholder of the Company's operating subsidiaries) and is secured by substantially all of GDC Solutions' assets. The Ally loan is secured by certain equipment of GDC Solutions, the personal guaranty of Kathleen J. Elnaggar and the pledge of the assets of 3E Corporation of Louisiana, which corporation is wholly owned by Mrs. Elnaggar, individually, and in her capacity as Trustee. The foreclosure by FINOVA and/or Ally upon their respective security interests would likely have a material adverse effect on the Company. The Company is in monetary default on a Subordinated Note, payable to Louisiana Seed Capital Fund, L.P. and Louisiana Economic Development Corporation. The default of the Note was due to the Company's failure to make the required monthly installments for March - June 1997. The holders have given notice of default. The Note is guaranteed by Kathleen J. Elnaggar, personally, and secured by real estate owned by Mrs. Elnaggar, individually, and as trustee. The remaining balance on the note is approximately $200,000.

     In addition, currently the Company has obligations to vendors aggregating approximately $5,000,000 which are past due, principally related to the Cape Fear project, the IT Subcontract and the WRCS Port Authority project described above. See "Business - Clients;Status of Material Projects." Furthermore, the Company has significant cash requirements for its current business operations and in connection with short-term debt obligations. The net proceeds of the Company's current offerings are being used, in part, to repay a portion of the Company's indebtedness to lenders, vendors and other creditors, including amounts in default and amounts currently due, as well as for additional equipment purchases on WRCS dredging/amendment projects and working capital. However, the Company will require significant additional financings to meet its current and future obligations and there can be no assurance that it will be able to raise additional funds required or that such funds will be raised on satisfactory terms. Furthermore, the Company cannot guarantee that it will have sufficient revenues from operations or from financings to make the principal and interest payments on the promissory notes issued to investors in its recent financings (described below) or in the current debt financing of GDC Solutions.

     Moreover, as described below under "Closing of Acquisition Loans," the Company is also in default of promissory notes in the aggregate principal amount of $3,000,000 held by two lenders who financed the Company's acquisition of WRCS. The notes, on which principal of $750,000 (plus accrued interest) was payable on April 1, 1997, are secured by the Company's ownership interest in WRCS. As a result of the Company's default on such payment, the Company must also pay the lenders a late payment fee of $225,000. Although the lenders may not foreclose upon their security interests unless the Company fails to cure its default by July 1, 1997, there can be no assurance that the Company will have funds available to pay the April installment and late fee, as well as the next $750,000 installment (due July 1, 1997) on or before July 1, 1997. The default of the loan on or after July 1, 1997 and the Company's inability to obtain waivers or extensions from the lenders related thereto, could enable the lenders to accelerate the maturity date of the loan and foreclose upon their security interest in WRCS to the extent necessary to recover any unpaid amount then due.

     If the Company does not raise significant proceeds through debt or equity financings within the next 30-90 days, it is likely that the Company will be forced to scale back its operations or consider other alternatives including the sale of one or more of its operations.

     The following is a description of the Company's recent financings:

     CLOSING OF PRIVATE PLACEMENT. A private placement of 800 Units of the Company was consummated between September 30, 1996 and November 8, 1996. The Units were comprised of an aggregate of 4,000,000 shares of Common Stock, Class A Warrants to purchase 4,000,000 shares of Common Stock at an initial exercise price of $2.25, and Class B Warrants to purchase 4,000,000 shares of Common Stock at an initial exercise price of $3.75. The Warrant exercise prices are subject to automatic downward adjustments (i) based on specified anti-dilution provisions in the Warrants and (ii) if the Company does not satisfy certain obligations, including, among other things, the filing within 270 days of November 8, 1996 of a registration statement covering the shares issued in the private placement and the shares underlying the warrants. The offering resulted in net proceeds to the Company of approximately $3,671,000 of which approximately $1,317,000 was used to repay indebtedness incurred in prior bridge loan financings (inclusive of principal and interest) and approximately $715,000 was used for offering costs including the placement agent's commission, legal fees, state filing fees, costs and expenses of the Placement Agent, and other expenses related to the offering.

     CLOSING OF ACQUISITION LOANS. In December 1996, the Company borrowed $3.0 million from two lenders to finance the Company's purchase of WRCS. See "Business-Acquisitions-Walsh Remedial Construction Services, LLC." The lenders are stockholders of the Company, who both beneficially own more than 5% of the Company's Common Stock (taking account of currently exercisable warrants held by the lenders). The loans bear interest at the rate of 14% per annum. Principal on the loan is payable in three installments, due on April 1, 1997 ($750,000), July 1, 1997 ($750,000) and December 15, 1997 ($1,500,000). Accrued interest is payable in four installments during the loan term. The Company is obligated to make prepayments on the loan from (i) proceeds of securities offerings and financings of GDC Group, Inc., (ii) account receivable financings of WRCS and
(iii) "excess" cash flow of WRCS (as defined). The lenders were paid loan origination fees totalling $150,000 (5% of the loan amount) and issued Series AA Warrants to purchase an aggregate of 750,000 shares of Common Stock at an initial exercise price of $2.25 per share. The Warrant exercise price is subject to automatic downward adjustments similar to those of the Class A and Class B Warrants described above under the caption "--Closing of Private Placement" (although having anti-dilution provisions more favorable to the warrantholders than those in the Class A and B Warrants).

     If the Company fails to repay the loans on the specified payment dates, it will be charged late payment fees of $225,000 for the April installment, $150,000 for the July installment, and $112,500 for the December installment. In the event of a default in the April 1997 payment, the Company has until July 1, 1997 to cure the default. As of June 30, 1997, neither the April installment nor the applicable $225,000 late payment fee has been paid. The imposition of significant late payment fees, combined with the mandatory prepayment provisions described above (which could hinder the ability of GDC and WRCS to raise needed capital) could have a material adverse effect on the Company and further impair its cash position. Any failure by the Company to repay the loans in accordance with its terms would likely be due to a short-fall in its cash liquidity. In addition, if the loans are not repaid in full on the final maturity date, the lenders have the right to convert all or part of the outstanding loan balance into Common Stock of the Company at a conversion price equal to forty percent (40%) of the average of the Market Prices (as defined) of the Common Stock. The loans are secured by a pledge of the Company's ownership interest in WRCS. Therefore, should the Company default on the loans, and the lenders effect all of their rights under their security agreements, the Company could lose its entire ownership interest in WRCS, which would have a material adverse effect on the Company.

     CLOSING OF BRIDGE LOANS. Between January 30 and May 31, 1997, GDC Solutions borrowed an aggregate of $3,158,985 from a group of investors (the "Bridge Financing"). Certain of the lenders are stockholders of the Company and, giving effect to shares issuable upon exercise of warrants acquired from GDC, are the beneficial owners of 5% or more of the Company's Common Stock. Loans in the original principal amount of $2,308,985 bear interest at 14% per annum and loans in the principal amount of $850,000 bear interest at the Applicable Federal Rate. Principal and interest on the loans, which are unsecured, are payable in full on December 15, 1997. GDC Solutions is obligated to make prepayments on the loans in the event GDC and/or any of its subsidiaries, closes one or more public or private offerings of debt or equity securities resulting in aggregate gross proceeds of at least $3,500,000 (exclusive of certain financings with FINOVA). GDC Solutions is obligated to pay the lenders loan origination fees aggregating $255,898.50, plus Series AA Warrants to purchase an aggregate of 626,348 shares of GDC Common Stock at an initial exercise price of $2.25 per share. The Warrant exercise price is subject to the automatic downward adjustments described above under the caption "--Closing of Acquisition Loans." If GDC Solutions fails to repay the loans on or before July 1, 1997, October 1, 1997 or December 15, 1997, it will be obligated to pay certain lenders additional fees aggregating up to $69,580, $25,000 and $69,580, respectively, plus Series AA Warrants to purchase an aggregate of 25,000 shares of Common Stock of GDC on each of said dates. The imposition of such fees, combined with the mandatory prepayment provisions described above (which could hinder the ability of the Company to raise needed capital) could have a material adverse effect on the Company and further impair its cash position. In addition, if the loans are not repaid in full on the final maturity date, the lenders have the right to convert all or part of the outstanding loan balance into Common Stock of the Company at a conversion price equal to forty percent (40%) of the average of the Market Prices (as defined) of the Common Stock. As described below under "Warrant exercise price reduction," certain lenders "converted" the sum of

$1,520,831 payable by the Company under the promissory notes issued in the Bridge Financing to pay the exercise price of Warrants held by such lenders. Said "converted" amount includes $1,427,378 principal amount of loans, with the balance constituting accrued interest and unpaid loan origination fees.

     WARRANT EXERCISE PRICE REDUCTION. In March 1997, the Company reduced the exercise price of its Series A and AA Warrants from $2.25 to $1.25 per share and its Series B Warrants from $3.75 to $1.50 per share, effective (including extensions) during the period March 13, 1997 through May 30, 1997. The Company gave warrantholders the right to pay the exercise price of Warrants during this period by "converting" the amount payable under promissory notes issued in the Bridge Financing referred to above (inclusive of interest, principal, and loan origination fees). Through May 30, 1997, Series A, AA and B Warrants to purchase 108,000, 74,850 and 1,155,753 shares of GDC Common Stock were exercised, resulting in net cash proceeds to the Company of $441,360 and a reduction in indebtedness under promissory notes of $1,520,831 (inclusive of accrued interest, principal and unpaid loan origination fees).

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996") COMPARED WITH THE TEN MONTHS ENDED SEPTEMBER 30, 1995

     Revenues decreased by $2,044,657, or 23.7%, to $6,583,508 in fiscal 1996, from $8,628,165 during the ten months ended September 30, 1995. The decrease resulted primarily from (i) one-time contract revenues of $1,500,000 earned from a customer during the ten months ended September 30, 1995 in connection with the Company's agreement to deactivate and defer the customer's future performance on a previously signed contract which was non-recurring in 1996, and (ii) a one-time $500,000 project performed by the Company during the ten months ended September 30, 1995.

     Gross profit decreased by $2,877,832, or 93.3%, to $206,097 in fiscal 1996, from $3,083,929 during the ten months ended September 30, 1995. The gross profit margin as a percentage of revenues decreased to 3.1% in fiscal 1996 from 35.7% for the ten months ended September 30, 1995. These decreases resulted primarily from (i) high profit margins on the one-time $1,500,000 1995 contract revenues described above and (ii) losses of approximately $2,000,000 incurred in connection with the

Company's Cape Fear, North Carolina Superfund project in late fiscal 1996.

     Selling, general and administrative expenses increased by $622,432, or 26.0%, to $3,017,197 in fiscal 1996, from $2,394,765 during the ten months ended September 30, 1995. Such expenses as a percentage of revenues increased to 45.8% in fiscal 1996 from 27.8% for the ten months ended September 30, 1995. The increase in expenses related principally to costs incurred during fiscal 1996 in connection with the merger with DK Industries and other acquisitions, as well as the short (ten-month) 1995 fiscal year. The increase in expenses as a percentage of revenues also relates to the decrease in revenues during fiscal 1996 described above.

     In fiscal 1996, the Company had a $417,000 expense related to an investment in a biotechnology company made in contemplation of an acquisition of such company, which was never consummated. There was no comparable expense during the ten months ended September 30, 1995.

     Other expenses increased by $578,687, or 90.6%, to $1,217,442 in fiscal 1996 from $638,745 during the ten months ended September 30, 1995, principally as a result of the write-off of original debt financing costs attributable to the Company's senior lender, increased amortization due to costs associated with the restructuring of debt and an increase of $370,843 in interest expense due to increased borrowings.

     The Company had a loss before income taxes and cumulative effect of change in accounting principle of $4,445,532, compared with income before income taxes and such change in accounting principle of $50,419 during the ten months ended September 30, 1995.

     The Company had an income tax benefit of $631,975 in fiscal 1996 compared with income tax expense of $20,362 during the ten months ended September 30, 1995.

     During the ten months ended September 30, 1995, the Company had income of $298,672 resulting from a change in accounting principle related to the use of a different depreciation method on the Company's incineration equipment systems from 10 year straight-line to units of production. The change had the effect of reducing depreciation expense and increasing net income in the 1995 period by approximately $341,464.

     The Company had a net loss of $3,813,567 in fiscal 1996 compared with net income of $328,729 during the ten months ended September 30, 1995.

     TEN MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH FISCAL YEAR ENDED NOVEMBER 30, 1994 ("FISCAL 1994")

     Revenues decreased by $6,204,674, or 41.8%, to $8,628,165 during the ten months ended September 30, 1995, from $14,832,839 during fiscal 1994. The decrease resulted primarily from a decrease of approximately $5,500,000 in revenues from a principal customer of the Company following the completion of the contract with such customer in accordance with its terms as well as the short (ten-month) 1995 fiscal year.

     Gross profit decreased by $583,125, or 15.9%, to $3,083,929 during the ten months ended September 30, 1995, from $3,667,054 during fiscal 1994. The gross profit margin as a percentage of revenues increased to 35.7% during the ten months ended September 30, 1995 from 24.7% in fiscal 1994. The decrease in gross profit resulted primarily from the decrease in revenues during the 1995 fiscal year. The increase in the gross profit margin as a percentage of revenues was principally due to high profit margins on one-time $1,500,000 contract revenues earned during the 1995 fiscal year.

     Selling, general and administrative expenses decreased by $744,268, or 23.7%, to $2,394,765 during the ten months ended in fiscal 1995, from $3,139,033 in fiscal 1994. Such expenses as a percentage of revenues increased to 27.8% for the ten months ended September 30, 1995 from 21.2% in fiscal 1994. The decrease in such expenses was principally attributable to the short (10 month) 1995 fiscal year as well as overhead reductions implemented during such year. The increase in such expenses as a percentage of revenues was principally due to the decrease in revenues.

     Other deductions from income decreased by $72,099, or 10.1%, to $638,745 during the ten months ended September 30, 1995 from $710,844 in fiscal 1994, principally as a result of the settlement of litigation with a former employee.

     The Company had income from operations before income taxes and cumulative effect of change in accounting principle of $50,419, compared with a loss before income taxes and such change in accounting principle of $182,823 in fiscal 1994.

     During the ten months ended September 30, 1995, the Company had income of $298,672 resulting from a change in accounting principle related to the use of a different depreciation method on the Company's incineration equipment systems from 10 year straight-line to units of production. The change had the effect of reducing depreciation expense and increasing net income in the 1995 period by approximately $341,464.

     The Company had income tax expense of $20,362 during the ten months ended September 30, 1995 compared with an income tax benefit of $44,790 in fiscal 1994.

     The Company had net income of $328,729 during the ten months ended September 30, 1995 compared with a net loss of $138,033 in fiscal 1994.

ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA
          ------------------------

     See Index to Consolidated Financial Statements, which is Item 14(a), and the Consolidated Financial Statements and schedule attached to this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
          ------------------------------

     Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------


     The current directors and executive officers of GDC are as follows:

-----------------------------------------------------------------------
Name                                    Position
-----------------------------------------------------------------------
Harry C. Conger                         Chairman, President, Chief
                                        Executive Officer and Director
-----------------------------------------------------------------------
James W. Muzzy                          Vice President, Secretary and
                                        Director
-----------------------------------------------------------------------
Donald L. Murphy, Jr.                   Treasurer
-----------------------------------------------------------------------
Kathleen A. Elnaggar                    Director
=======================================================================
John E. McConnaughy, Jr.                Director
=======================================================================

     Mr. Conger, age 66, has served as President of GDC since consummation of the Merger in May 1996, and as Chairman, Chief Executive Officer and a director of GDC since June 1996. He has also served as Chief Executive Officer and a director of GDC Solutions since January 1995. Prior to joining GDC he served as President of Strategic Success Group, a consulting firm, from 1992-1995, and as President of Waste Tech Services Inc., an environmental remediation firm, from 1984 to 1992. Mr. Conger has over 37 years experience in executive management, corporate development, and ownership of full service companies in the hazardous waste market. Mr.Conger has been CEO of a number of substantial environmental and industrial companies, including senior executive positions with Calgon, Merck, and Olin. He received an AMP from the Harvard University Graduate School of Business Administration.

     Mr. Muzzy, age 52, has served as Vice President and Secretary of GDC since consummation of the Merger in May 1996, and as a director of GDC since June 1996. He has also served as Vice President, Secretary and a director of GDC Holdings since October 1995. Since January 1995 he has served as a consultant to GDC through a consulting firm known as Spectrum Group. Since 1983 Mr. Muzzy has provided domestic and international corporate and client advisory services for public and private companies, including companies engaged in the environmental sector and recycling. Mr. Muzzy received an MBA degree from the University of Chicago.

     Mr. Murphy, age 38, has served as treasurer of GDC since June 1996 and as a vice president and chief financial officer of GDC Solutions since May 1994. Prior thereto, he served for approximately ten years in various capacities, most recently as Vice President and Controller for Chemfix Technologies, Inc., a publicly traded environmental remediation company. Mr. Murphy is a certified public accountant.

     Mrs. Elnaggar, age 52, co-founded GDC Solutions with her husband in December 1980 and served as an administrative officer until 1992. After her husband's death in 1992, Mrs. Elnaggar served as Chairman of the Board and through December 31, 1994 as Chief Executive Officer of GDC Solutions. She was appointed a director of GDC in June 1996. Mrs. Elnaggar is the stepmother of Tarek Elnaggar, President of GDC Solutions.

     Mr. McConnaughy, age 68, has served as a director of GDC since May 22, 1997. He was Chairman and Chief Executive Officer of Peabody International from 1969 to 1986 and of GEO International Corp. from 1981 (when it was spun off) to October 1992. On October 25, 1993, GEO International Corp. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. McConnaughy currently serves as a director of Mego Corp., Transact International, Inc., DeVlieg Bullard, Inc., Levcor International, Inc., Riddell Sports, Inc., and Wave Systems, Inc. He is also Chairman of the Board of the Excellence Group, Inc. He is on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman of the Board of the Harlem School of the Arts.

ADDITIONAL KEY EMPLOYEES

     William T. Spear, age 44, has served as general manager of WRCS since March 1, 1995, pursuant to which he is responsible for all aspects of operations management. Since WRCS became a corporation, he has also served as its Chief Executive Officer. For more than five years prior thereto, he served in various capacities at USPCI, most recently as Manager-Treatment Systems, responsible for management of the Company's Mobile Thermal Recycling Unit. Mr. Spear has had experience managing hazardous waste remediation projects since 1984.

     Tarek Elnaggar, age 33, has served as President of Solutions since December 1992. Mr. Elnaggar has in excess of 12 years experience managing numerous environmental engineering, remediation and thermal treatment projects. He has held key roles in developing and implementing Solutions' technologies as well as providing technical evaluations for innovative processes for possible acquisition. He has authored and presented publications at over half a dozen national conferences and several regional technical meetings. He received his MS in Engineering from the University of California at Berkeley and is a registered professional engineer in both Civil and Environmental Engineering in New York and Louisiana. Mr. Elnaggar is the stepson of Kathleen Elnaggar.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The following table sets forth, for the fiscal years ended September 30, 1996, the ten months' ended September 30, 1995, and the fiscal year ended November 30, 1994, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal 1996.

----------------------------------------------------------------------------
Name                Principal Position         Period              Salary
----------------------------------------------------------------------------
Kathleen            Chairman of GDC          Fiscal 1996         $ 144,450
Elnaggar            Solutions                Fiscal 1995*        $ 119,588
                                             Fiscal 1994         $ 135,000
----------------------------------------------------------------------------
Harry Conger        President and CEO        Fiscal 1996         $ 136,667
                    of GDC Group, Inc.       Fiscal 1995*        $  97,500**
                                             Fiscal 1994             NA
----------------------------------------------------------------------------
Tarek Elnaggar      President of GDC         Fiscal 1996         $ 100,580
                    Solutions                Fiscal 1995*        $  83,268
                                             Fiscal 1994         $  94,000
----------------------------------------------------------------------------

______________________________

*  Ten (10) months ended September 30, 1995
** Mr. Conger was employed during the last nine months of this period


     Mr. Conger also was reimbursed for moving expenses and real estate commissions in connection with his relocation to GDC's offices in Louisiana in 1995 and his relocation back to Colorado in 1996. As of October 1, 1996, Harry Conger, President and Chief Executive Officer of GDC and GDC Holdings, relocated from Baton Rouge, Louisiana to Denver, Colorado, where the Company's principal executive offices are located. In connection with such relocation, the Company loaned Mr. Conger the sum of $64,000. The loan is evidenced by a one-year promissory note bearing interest at the rate of 9% per annum and is secured by a second mortgage on Mr. Conger's home in Baton Rouge.

EMPLOYMENT AGREEMENTS

     Effective as of June 1, 1996, Mr. Conger and GDC entered into a three-year employment agreement, which superseded the employment agreement between Mr. Conger and GDC Solutions. Under the terms of the new agreement, Mr. Conger serves as Chairman, President and Chief Executive Officer of GDC and is paid an annual salary of $150,000. He is also eligible for an annual incentive bonus at the discretion of Compensation Committee of the Board of Directors. The agreement also provided for a car allowance of $500 per month and obligates GDC to purchase a life insurance policy for Mr. Conger having a death benefit of $225,000 and having a beneficiary designated by Mr. Conger. In the event Mr. Conger's employment is terminated by GDC or by Mr. Conger in connection with a change of control (as defined in the agreement), Mr. Conger will be entitled to a severance benefit equal to two years' compensation. Under Mr. Conger's prior agreement with GDC Solutions, Mr. Conger received an annual salary of $130,000. In August 1995, the agreement was amended to obligate GDC Solutions to issue 131,387 common shares of GDC Solutions (as adjusted to give effect to the GDC Solutions Reorganization). These shares were converted into an equal number of shares of GDC Common Stock as a result of the Merger.

     On June 25, 1996, Mr. Conger was granted an option under GDC's 1996 Stock Option Plan to purchase 200,000 shares of Common Stock at a purchase price of $1.00 per share. The option became exercisable as to 100,000 shares on the date of grant, will become exercisable as to an additional 100,000 shares on June 25, 1997, and will expire on June 24, 2006, the tenth anniversary of the date of grant.

     On May 22, 1997, Mr. Conger was granted an option under GDC's 1996 Stock Option Plan to purchase 500,000 shares of Common Stock at a purchase price of $1.00 per share. The option became exercisable immediately and will expire on May 22, 2007, the tenth anniversary of the date of grant.

     Mrs. Elnaggar is employed by GDC Solutions pursuant to an employment agreement having a three-year term ending August 31, 1998. Under the agreement, Mrs. Elnaggar is paid an annual salary of $150,000.

     Mr. Elnaggar is employed by GDC Solutions pursuant to an employment agreement having a two-year term ending September 13, 1997. Under the agreement, Mr. Elnaggar is paid an annual salary of $100,580 and he may be paid bonuses at the discretion of the Board of Directors based upon the net profits of GDC Solutions. The agreement further provides that in the event of a change in control of GDC after September 30, 1996, as defined in the agreement, Mr. Elnaggar has the right to terminate the agreement and receive a cash termination payment equal to two years' annual salary.

     Effective as of June 1, 1996, Mr. Muzzy became a full time employee of GDC, serving as Vice President and Secretary, pursuant to the terms of an employment agreement substantially similar to the new agreement of Mr. Conger described above. The only material differences between the two agreements are that Mr. Muzzy's agreement provides for an annual salary of $130,000 and the life insurance policy for Mr. Muzzy has a death benefit of $150,000.

     On June 25, 1996, Mr. Muzzy was granted a ten-year option under the Company's 1996 Stock Option Plan to purchase 200,000 shares of Common Stock at a purchase price of $1.00 per share. The option became exercisable as to 100,000 shares on the date of grant, will become exercisable as to an additional 100,000 shares on June 25, 1997, and will expire on June 24, 2006, the tenth anniversary of the date of grant.

     On May 22, 1997, Mr. Muzzy was granted an option under GDC's 1996 Stock Option Plan to purchase 500,000 shares of Common Stock at a purchase price of $1.00 per share. The option became exercisable immediately and will expire on May 22, 2007, the tenth anniversary of the date of grant.

     Mr. Spear is employed by WRCS pursuant to a three-year employment agreement that commenced on December 17, 1996. Under the terms of the agreement, Mr. Spear serves as President and Chief Executive Officer of WRCS. He is paid an annual base salary of $120,000 and is entitled to one-time bonus compensation of up to $50,000 upon the satisfaction of certain specified conditions. Mr. Spear will also be entitled to incentive compensation of $80,000 per year for 1997 and 1998 upon achievement of specified performance targets. Pursuant to his employment agreement, Mr. Spear has been granted a ten-year option under the Company's 1996 Stock Option Plan to purchase 60,000 shares of Common Stock, at an exercise price of $1.00 per share contingent upon certain performance objectives.

DIRECTOR COMPENSATION

     The directors of GDC and GDC Solutions do not currently receive cash compensation. Directors are eligible to participate in GDC's Stock Option Plan.

OPTION PLAN

     On June 25, 1996, GDC adopted the 1996 Stock Option Plan (the "Plan") for officers, employees, and consultants of the Registrant or any of its subsidiaries. The Plan authorizes the granting of stock options to purchase an aggregate of not more than 2,000,000 shares of the Registrant's Common Stock. As of the date hereof, options to purchase 1,620,000 shares have been granted under the Plan, comprised of ten-year options to purchase shares at an exercise prices of $1.00 per share, including incentive options representing 1,570,000 shares to officers, and 50,000 non-qualified options to Directors. The Plan was approved by the shareholders of Registrant at the November 14, 1996 Special Meeting.

     The Plan is administered by a Stock Option Committee (the "Committee"), consisting of the Board of Directors of Registrant. The Committee will, in its sole discretion, select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period and other provisions of such options. The options granted under the Plan will be exercisable in such installments as may be provided in the grant.

     Options granted under the Plan may be either incentive stock options under the Internal Revenue Code of 1986, as amended ("ISOs") or non-ISOs. The Committee will determine the exercise price, provided that in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the total combined voting power of the Registrant's Common Stock at the date of grant.) The aggregate fair market value

(determined at the time of the option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

     Option grants are evidenced by written agreements containing the above terms and conditions consistent with the Plan as the Committee may impose. Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISOs granted to holders of 10% of the total combined voting power of the Registrant's stock) from the date of grant, as the Committee may determine. The Committee has the right to amend, suspend or terminate the Plan at any time, provided, however, that no amendment or modification may become effective without approval of the amendment or modification by the stockholders if stockholder approval is required to enable the Plan to satisfy any applicable statutory or regulatory requirements, or if GDC, on the advice of counsel, determines that stockholder approval otherwise is necessary or desirable.


ITEM 12.  SECURITY OWNERSHIP OF
          BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------

     The following table sets forth stock ownership information as of May 30, 1997 concerning (i) each director and proposed director of GDC, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by GDC to beneficially own more than five (5%) percent of the outstanding shares of GDC's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Compensation Table above, and (iv) GDC's executive officers and directors as a group:

------------------------------------------------------------------------------------------------------------------------------
                                                      Shares of Common       Shares Underlying
                                                        Stock Owned             Options and                          Percent
Name                                              Directly or Indirectly        Warrants/*/            Total         of Class
----                                              ----------------------     -----------------     -------------     --------
-----------------------------------------------------------------------------------------------------------------------------
Kathleen Elnaggar                                        981,045                         0           981,045/9/         13.0%
822 Neosho Ave.
Baton Rouge, LA  70803
-----------------------------------------------------------------------------------------------------------------------------
Elnaggar Family Trust                                    485,299                         0           485,299/10/         6.4%
-----------------------------------------------------------------------------------------------------------------------------
Tarek Elnaggar                                           175,990                    50,000           225,990/11/         3.0%
822 Neosho Ave.
Baton Rouge, LA  70803
-----------------------------------------------------------------------------------------------------------------------------
Harry C. Conger                                          131,387                   700,000           831,387            11.0%
-----------------------------------------------------------------------------------------------------------------------------
James W. Muzzy                                            75,000                   700,000           775,000            10.2%
-----------------------------------------------------------------------------------------------------------------------------
Marshall Becker                                                0                   677,970/1/        677,970/1/          9.0%
317 Madison Avenue
New York, NY  10017
-----------------------------------------------------------------------------------------------------------------------------
Dr. Stanley Becker                                       349,883                   504,751/6/        854,634            11.3%
55 East End Avenue, #7A
New York, NY  10021
-----------------------------------------------------------------------------------------------------------------------------
Samuel E. Benjamin                                       486,714                   243,357           730,071             9.7%
2763 Rosecomare Rd.
Los Angeles, CA  90077
-----------------------------------------------------------------------------------------------------------------------------
Jaimy H. Bensimon                                        259,521                   519,042           778,563/2/         10.3%
7913 Tennyson Court
Boca Raton, FL  33433
-----------------------------------------------------------------------------------------------------------------------------
Rachel R. Bensimon                                       200,000                   400,000           600,000/3/          7.9%
7913 Tennyson Court
Boca Raton, FL 33433
-----------------------------------------------------------------------------------------------------------------------------
25 Broadway Realty Company                               778,520                   962,041/4/      1,740,561/4/         23.0%
One State Street Plaza
29th Floor
New York, NY 10004
-----------------------------------------------------------------------------------------------------------------------------
Paul Garrett                                             250,000                   750,000/5/      1,000,000/5/         13.2%
355 No. Lantana #670
Camarillo, CA  93010
-----------------------------------------------------------------------------------------------------------------------------
Herbard Limited                                          250,000                 1,000,000         1,250,000            16.5%
P.O. Box 438
Tropic Isle Building
Road Town, Tontola BVI
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                      Shares of Common       Shares Underlying
                                                        Stock Owned             Options and                          Percent
Name                                              Directly or Indirectly        Warrants/*/            Total         of Class
----                                              ----------------------     -----------------     -------------     --------
-----------------------------------------------------------------------------------------------------------------------------
Robert Kantor                                            238,000                    227,000             465,000/6/       6.1%
c/o Times Equities
55 Fifth Avenue
15th Floor
New York, NY 10003
-----------------------------------------------------------------------------------------------------------------------------
Kenneth Levine                                                 0                    680,970/7/          680,970/7/       9.0%
317 Madison Avenue
New York, NY  10017
-----------------------------------------------------------------------------------------------------------------------------
First Equity Capital Securities, Inc.                          0                  1,223,994/8/        1,223,994/8/      16.2%
317 Madison Avenue, Suite 1700
New York, NY  10017
-----------------------------------------------------------------------------------------------------------------------------
Jack E. McConnaughy, Jr.                                 292,513                    361,357             653,870          8.6%
1011 High Ridge Road
Stamford, CT.  06905
-----------------------------------------------------------------------------------------------------------------------------
Rompos Ltd.                                              157,760                    237,820             395,580          5.2%
P.O. Box 75
Normandy House
Grenville Street
St. Helier, Jersey
JE48PP, Channel Islands
-----------------------------------------------------------------------------------------------------------------------------
Stranco Investments Ltd.                                 150,000                    315,373             465,373          6.2%
P.O. Box 173
Road Town
Tortela, BVI
-----------------------------------------------------------------------------------------------------------------------------
Viking Fund, Ltd.                                        150,000                    330,600             480,600          6.4%
Charlotte House, Charlotte Street
P.O. Box N9204
Nassau, Bahamas
-----------------------------------------------------------------------------------------------------------------------------
Wolfson Descendants 1983 Trust                                 -                    105,000             105,000          1.4%
One State Street
New York, NY 10004
-----------------------------------------------------------------------------------------------------------------------------
All officers and directors as a group                  2,141,234                  1,861,357           4,002,591         42.8%
-----------------------------------------------------------------------------------------------------------------------------

____________________
/*/ Represents shares issuable upon the exercise of options and warrants of GDC Group, Inc. that are exercisable within 60 days of May 31, 1997. The Securities and Exchange Commission deems a person to have beneficial ownership of all shares which that person has the right to acquire within 60 days.

/1/ Includes 127,446 warrants beneficially owned by First Equity Capital Securities, Inc. ("First Equity") of which Mr. Becker is a principal, and 3,750 warrants beneficially owned by Ken Levine under a First Equity pension plan pursuant to which Messrs. Becker and Levine are trustees. Mr. Becker disclaims beneficial ownership of the 3,750 warrants.

/2/ Excludes 200,000 shares and warrants to purchase 400,000 shares beneficially owned by Rachel R. Bensimon, the wife of Mr. Bensimon.

/3/ Excludes 259,521 shares and warrants to purchase 519,042 shares beneficially owned by Jaimy H. Bensimon, the husband of Mrs. Bensimon.

/4/ Includes warrants to purchase 105,000 shares held by Wolfson Descendants 1983 Trust which has the same voting trustee as 25 Broadway Realty Company.

/5/ Includes 250,000 shares and warrants to purchase 500,000 shares held by a trust of which Mr. Garrett is the trustee.

/6/ Includes 140,000 shares and warrants to purchase 160,000 shares held by an entity of which Mr. Kantor is a principal.

/7/ Includes 127,446 warrants beneficially owned by First Equity of which Mr. Levine is a principal, and 3,750 warrants beneficially owned by Marshall Becker under a First Equity pension plan pursuant to which Messrs. Levine and Becker are trustees. Mr. Levine disclaims beneficial ownership of the 3,750 warrants.

/8/ Includes warrants to purchase an aggregate of 1,096,548 shares beneficially owned, directly or indirectly, by Marshall Becker and Ken Levine, principals of First Equity.

/9/ Excludes 485,299 shares owned by the Elnaggar Family Trust, of which Mrs. Elnaggar is the sole trustee. She disclaims beneficial ownership of the shares. See footnote 10 below.

/10/ The Elnaggar Family Trust (the "Trust") is the record owner of these shares and was created under a Judgment of Possession dated October 4, 1994, pursuant to the will of Hameed Elnaggar. The sole trustee and usufructuary (life tenant) of the shares owned by the Trust and, therefore, may be deemed to be the dispositive power with respect to the shares owned by the Trust, and, therefore, may be deemed to be the beneficial owner of those shares. However, Mrs. Elnaggar disclaims beneficial ownership of the shares. The beneficiaries of the Trust are Tarek Elnaggar, Sharif Joseph Elnaggar, and Jeanne Marie Elnaggar. The beneficiaries may be deemed to be the beneficial owners of the shares owned by the Trust.

/11/ Excludes 485,299 shares owned of record by the Elnaggar Family Trust, of which Mr. Elnaggar is one of the beneficiaries. See footnote 10 above. Mr. Elnaggar is the stepson of Kathleen Elnaggar.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Prior to the merger transaction with GDC Group, Inc. (DK Industries, Inc.) GDC Holdings, as part of a Reorganization Agreement with Kathleen Elnaggar and other shareholders of GDC Solutions, Inc., agreed to the following transactions.

     GDC Holdings has entered into an agreement to acquire 3E Corporation of Louisiana ("3E"), a corporation owned by Kathleen Elnaggar, a director and principal stockholder of GDC (the "3E Acquisition"). 3E owns centrifuges and related equipment used in environmental waste remediation. The Company currently uses certain of such equipment in providing services to Shell Oil. The purchase price for all of the issued and outstanding common stock of 3E is shares of GDC having a value of $500,000 at the time the acquisition is consummated, to be paid $150,000 in cash and $350,000 in GDC Group restricted stock. The transaction has not yet been consummated.

     The Company has entered into an agreement with Kathleen Elnaggar, a director and founder of GDC Solutions, to purchase the Baton Rouge facility from her (and an affiliated family trust) for a purchase price of $956,000. The purchase price will include (i) the assumption by the Company of the existing note and mortgage on the building which has a principal balance of approximately $350,000 and (ii) a promissory note for the balance. The note will bear interest at 10% per annum, amortize over 24 months from the closing, and be secured by a mortgage, which will be subordinate to the lien of the mortgagee on the original mortgage. The transaction has not yet been consummated.

     In August 1995, GDC Solutions issued 131,387 common shares (as adjusted to give effect to the GDC Reorganization to Harry Conger pursuant to the terms of his employment agreement. These shares were converted into 131,387 shares of GDC Stock pursuant to the Merger.

     GDC Solutions was the maker of certain promissory notes in the aggregate principal amount of $915,737, with accrued interest of approximately $225,000, which were held directly or indirectly by Mrs. Elnaggar and affiliated parties. The notes bore interest at the prevailing prime rate. Simultaneously with the closing of the GDC Reorganization in March 1996, GDC Solutions and Mrs. Elnaggar contributed the notes to the capital of GDC Solutions in exchange for the issuance by GDC Solutions to Mrs. Elnaggar and the affiliated parties of 502,333 common shares of GDC Holdings (as adjusted to give effect to the [Solutions Restructuring]. These shares were converted into an equal number of shares of GDC Common Stock pursuant to the Merger.

     Prior to July 26, 1996, the indebtedness of GDC Solutions to FINOVA was guaranteed by Kathleen Elnaggar, then the principal stockholder of the Company. The loan agreement with FINOVA contains negative covenants which restricted the Company from accomplishing various transactions, including a proposed private equity offering, the proposed Merger with DK and certain other transactions contemplated in connection therewith, without the prior consent of FINOVA. The loan was then secured by a pledge of all of the issued and outstanding shares of GDC Solutions, (ii) a mortgage and security agreement covering all of the assets of GDC Solutions, and (iii) the personal guarantee of Mrs. Kathleen Elnaggar, a director and principal stockholder of the Company.

     The loan agreement with FINOVA provided the lender with a three-year option, expiring December 1997, to receive a profit participation fee from GDC Solutions. The profit participation fee entitled FINOVA to ten (10%) percent of the proceeds from the sale of all or substantially all of the assets of GDC Solutions less certain debt of GDC, or 10% of the "operating cash flow multiple value," as defined.

     In connection with the private equity offering, the Merger and certain other contemplated transactions related thereto, and in consideration of the receipt from the Company of approximately

$800,000 in payment of loan restructure and profit participation fees, FINOVA consented to the GDC Restructuring, the offering, the Merger, and other contemplated transactions. In addition, Finova (i) released the personal guarantee of stockholders of GDC Solutions in exchange for a corporate guarantee of GDC Holdings, secured by a pledge of all of the outstanding stock of GDC Solutions held by GDC Holdings and a pledge of all of the common shares of GDC Holdings issued in connection with the GDC Restructuring, (ii) terminated a certain "profit participation fee" option held by FINOVA and (iii) waived the negative covenants that would have prohibited the equity offering, the Merger and other contemplated transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K
          ---------------------------------------

          1.   Consolidated Financial statements:
               ---------------------------------

          (a) The following consolidated financial statements of GDC Group, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996:

               (i)    Report of Independent Auditors

               (ii)   Consolidated Balance Sheets -
                      September 30, 1996 and 1995

               (iii) Consolidated Statements of Income - fiscal year ended September 30, 1996, ten months ended September 30, 1995 and fiscal year ended November 30, 1994

               (iv) Consolidated Statements of Shareholders' equity - fiscal year ended September 30, 1996, ten months ended September 30, 1995 and fiscal year ended November 30, 1994

               (v) Consolidated Statements of Cash Flows -fiscal year ended September 30, 1996, ten months ended September 30, 1995 and fiscal year ended November 30, 1994

               (vi)   Notes to Consolidated Financial Statements

          2.   Consolidated Financial Statement Schedules:  The following
               ------------------------------------------
               consolidated financial statement schedules of GDC Group, Inc. and Subsidiaries is included herein:

                    NONE.

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3.   Exhibits:
               --------

               3(a) - Registrant's Restated Articles of Incorporation dated January 1997.

               3(b) - Registrant's By-Laws.

               4(a) - Form of Registrant's Warrant Agreements.

               4(b) - FINOVA Loan Documents.

               4(c) - Form of Subscription Agreement with Bridge Lenders

               4(d) - Form of Loan Agreement with WRCS Acquisition Lenders

              10(a) - Registrant's 1996 Stock Option Plan.

              10(b) - Form of Incentive Stock Option Agreement under Registrant's 1996 Stock Option Plan.

              10(c) - Form of Non-Statutory Option Agreement under Registrant's 1996 Stock Option Plan.

              10(d) - 3E Acquisition Agreement.

              10(e) - Agreement to Purchase Baton Rouge Office Building.

              10(f) - Employment Agreement, dated as of June 1, 1996, between the Registrant and Harry Conger.

              10(g) - Employment Agreement, dated as of June 1, 1996, between the Registrant and James Muzzy.

              10(h) - Employment Agreement, dated as of December 17, 1996, between the Registrant and William Spear.

              10(i) - Employment Agreement, dated as of September 1, 1995, between the GDC Solutions, and Kathleen Elnaggar

              10(j) - Employment Agreement, dated as of September 5, 1995, between GDC Solutions and Tarek Elnaggar.

              11    - Computation of Earnings per Share Data.

              21    - Subsidiaries of Registrant.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June ___, 1997               GDC Group, Inc.


                                  By:___________________________
                                     Harry C. Conger,
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer)


                                  By:____________________________
                                     James W. Muzzy,
                                     Vice President and
                                     Secretary(Principal
                                     Financial Officer)


                                  By:____________________________
                                     Donald L. Murphy, Jr.
                                     Treasurer (Principal
                                     Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:____________________________   Date:  June__, 1997
   Harry C. Conger, Director,
   President and Chief Executive
    Officer


By:____________________________   Date:  June__, 1997
   James W. Muzzy, Director,
   Vice President


By:____________________________   Date:  June__, 1997
   Kathleen Elnaggar, Director


By:____________________________
   John E. McConnaughy, Jr.,      Date: June __, 1997
   Director

INDEPENDENT AUDITORS' REPORT


To Board of Directors
GDC Group, Inc.:

We have audited the accompanying consolidated balance sheets of GDC Group, Inc. and subsidiaries (formerly DK Industries, Inc.) as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1996 and the ten month period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders' equity and cash flows for the year ended November 30, 1994 were audited by other auditors, whose report dated
February 8, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GDC Group, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended September 30, 1996 and the ten month period ended September 30, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that GDC Group, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, the Company was not in compliance with certain covenants of a long-term loan agreement. The Company's difficulties in meeting its loan agreement covenants, its recurring losses from operations, and its negative working capital position, all discussed in Note 14, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, in 1995 the Company changed its method of accounting for depreciation.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana
April 29, 1997

GDC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS
                                                                                  1996              1995
CURRENT ASSETS:
 Cash                                                                         $ 1,298,361       $   115,919
 Receivables:
   Trade                                                                          412,248         1,062,872
   Retainage                                                                            -           600,000
   Unbilled                                                                       288,500           455,500
   Other                                                                           40,668           338,821
 Inventory                                                                        177,234           125,883
 Prepaid expenses                                                                 195,561            99,890
 Other current assets                                                               4,936           190,428
                                                                              -----------       -----------

       Total current assets                                                     2,417,508         2,989,313

Property, plant and equipment, net                                              7,655,891         6,921,803
Debt issuance cost, net                                                           922,501           210,326
Other assets                                                                      161,675           189,428
                                                                              -----------       -----------

                                                                              $11,157,575       $10,310,870
                                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt                                                              $   241,726       $   672,200
 Current maturities of notes payable and long-term debt
  (amounts to shareholders $-0- in 1996 and $915,737 in 1995)                   4,254,724         1,114,775
 Accounts payable - trade                                                       2,718,932           409,454
 Accrued expenses                                                               1,036,881           518,534
                                                                              -----------       -----------

       Total current liabilities                                                8,252,263         2,714,963

Long-term debt, excluding current maturities                                       95,552         4,011,691
Deferred income taxes                                                              82,145           714,120

Commitment and contingencies (Note 11)                                               -                 -

STOCKHOLDERS' EQUITY:
 Common stock, par value $.02 a share, authorized 70,000,000 shares,
  issued 5,628,412 shares in 1996 and 1,271,387 shares in 1995                    112,568            25,428
 Unearned compensation, restricted stock award                                       -             (157,664)
 Additional paid-in capital                                                     3,588,518           162,236
 Retained earnings (deficit)                                                     (973,471)        2,840,096
                                                                              -----------       -----------

       Total stockholders' equity                                               2,727,615         2,870,096
                                                                              -----------       -----------

                                                                              $11,157,575       $10,310,870
                                                                              ===========       ===========

See notes to consolidated financial statements.

GDC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 1996, THE TEN MONTH PERIOD ENDED
SEPTEMBER 30, 1995 AND THE YEAR ENDED NOVEMBER 30, 1994
--------------------------------------------------------------------------------

                                                                      1996                1995                1994

CONTRACT REVENUE                                                  $ 6,583,508         $ 8,628,165         $14,832,839

COST OF CONTRACT REVENUE                                            6,377,411           5,544,236          11,165,785
                                                                  -----------         -----------         -----------

     Gross profit                                                     206,097           3,083,929           3,667,054

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                           3,017,197           2,394,765           3,139,033

OTHER                                                                 417,000              -                    -
                                                                  -----------         -----------         -----------
                                                                    3,434,197           2,394,765           3,139,033

     NET OPERATING INCOME (LOSS)                                   (3,228,100)            689,164             528,021
                                                                  -----------         -----------         -----------

OTHER (INCOME) EXPENSES:
 Interest and amortization of debt issuance costs                     934,041             563,188             667,499
 Minority interest in loss of subsidiary                               -                   -                  (21,224)
 Gain on sale of subsidiary                                            -                   -                  (81,711)
 Other, net                                                           283,401              75,557             146,280
                                                                  -----------         -----------         -----------

                                                                    1,217,442             638,745             710,844
                                                                  -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT                                             (4,445,542)             50,419            (182,823)

INCOME TAX EXPENSE (BENEFIT)                                         (631,975)             20,362             (44,790)
                                                                  -----------         -----------         -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                                 (3,813,567)             30,057            (138,033)

CUMULATIVE EFFECT ON PRIOR YEARS OF
 CHANGING TO DIFFERENT DEPRECIATION
 METHOD (Note 4)                                                       -                  298,672               -
                                                                  -----------         -----------         -----------

NET INCOME (LOSS)                                                 $(3,813,567)        $   328,729         $  (138,033)
                                                                  ===========         ===========         ===========

PER SHARE AMOUNTS:
 Income (loss) per common share - primary and fully diluted:
   Income before cumulative effect of a change in                 $     (2.19)        $      0.03         $     (0.12)
    accounting principle
   Cumulative effect on prior years of change in
    method of depreciation                                             -                     0.26               -
                                                                  -----------         -----------         -----------

 Net income (loss)                                                $     (2.19)        $      0.29         $     (0.12)
                                                                  ===========         ===========         ===========

Proforma amounts assuming a new depreciation
 method is applied retroactively:
  Net income (loss)                                                                                       $       467
                                                                                                          -----------
  Income (loss) per common share - primary and fully diluted:                                             $     -
                                                                                                          -----------

See notes to consolidated financial statements.

GDC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED SEPTEMBER 30, 1996, THE TEN MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND THE YEAR ENDED NOVEMBER 30, 1994
--------------------------------------------------------------------------------

                                                                                                           Unearned
                                                         Common                Additional    Retained    Compensation-
                                                          Stock     Common      Paid-in      Earnings     Restricted
                                                        (Shares)     Stock      Capital     (Deficit)     Stock Award     Total
Balance at December 1, 1993                            1,140,000   $ 22,800    $   7,200   $ 2,649,400   $             $ 2,679,400

Net loss                                                                                      (138,033)                   (138,033)
                                                      ----------   --------   ----------   -----------   -----------   -----------

Balance at November 30, 1994                           1,140,000     22,800        7,200     2,511,367                   2,541,367

Issuance of stock to employee                            131,387      2,628      155,036                                   157,664

Unearned compensation arising from issuance of
 common shares under restricted stock award                                                                 (157,664)     (157,664)

Net income                                                                                     328,729                     328,729
                                                      ----------   --------   ----------   -----------   -----------   -----------

Balance at September 30, 1995                          1,271,387     25,428      162,236     2,840,096      (157,664)    2,870,096

Stockholder debt converted to equity                     502,333     10,047    1,053,410                                 1,063,457

Stock issued in connection with reverse merger           600,384     12,007      (12,007)

Sale of stock and conversion of short-term debt,
 net of expenses of $470,000                           3,220,975     64,419    2,352,213                                 2,416,632

Stock issued for acquisition of TVIES                     33,333        667       32,666                                    33,333

Compensation charged to statement of operations                                                              157,664       157,664

Net loss                                                                                    (3,813,567)                 (3,813,567)
                                                      ----------   --------   ----------   -----------   -----------   -----------

Balance at September 30, 1996                          5,628,412   $112,568   $3,588,518   $  (973,471)  $             $ 2,727,615
                                                      ==========   ========   ==========   ===========   ===========   ===========

See notes to consolidated financial statements.

GDC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1996, THE TEN MONTH PERIOD ENDED
SEPTEMBER 30, 1995 AND THE YEAR ENDED NOVEMBER 30, 1994
--------------------------------------------------------------------------------


                                                                                  1996                1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(3,813,567)       $   328,729          $ (138,033)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Cumulative effect of change in accounting principles                              -             (298,672)                -
      Depreciation and amortization                                               1,041,347            829,223           1,698,633
      Loss on sale of fixed assets                                                      -               25,076                 -
      Deferred income taxes                                                        (631,975)            20,362             (44,790)
      Minority interest in loss of subsidiary                                           -                  -               (21,224)
      Changes in assets and liabilities, net of effects of acquisitions:
        Receivables                                                               1,715,777          2,355,708            (635,734)
        Inventory                                                                   (51,351)               -                   -
        Prepaid expenses                                                            (95,671)           127,387              28,331
        Refundable income taxes                                                         -                  -               800,000
        Other assets                                                                258,900            119,271                 108
        Accounts payable and accrued expenses                                     2,490,471         (1,299,011)            135,252
        Decrease in deferred revenue                                                    -           (1,505,872)                -
                                                                                -----------        -----------          ----------
           Net cash provided by operating activities                                913,931            702,201           1,822,543
                                                                                -----------        -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                                                      -                  -                45,000
  Purchase of property, plant and equipment                                        (881,637)           (20,585)            (33,520)
  Proceeds from sale of property, plant and equipment                                   -               23,564              13,200
                                                                                -----------        -----------          ----------

           Net cash provided by (used in) investing activities                     (881,637)             2,979              24,680
                                                                                -----------        -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred financing costs                                           (1,101,590)               -                   -
  Proceeds from issuance of long-term debt                                        1,453,107            272,200             124,754
  Principal payments on long-term debt                                           (1,774,033)          (999,077)         (2,163,861)
  Proceeds from bridge loan                                                       1,310,000                -                   -
  Proceeds from sale of common stock                                              1,105,000                -                   -
  Unearned restricted stock compensation                                            157,664                -                   -
                                                                                -----------        -----------          ----------

           Net cash provided by (used in) financing activities                    1,150,148           (726,877)         (2,039,107)
                                                                                -----------        -----------          ----------
NET INCREASE (DECREASE) IN CASH                                                   1,182,442            (21,697)           (191,884)

CASH AT BEGINNING OF PERIOD                                                         115,919            137,616             329,500
                                                                                -----------        -----------          ----------

CASH AT END OF PERIOD                                                           $ 1,298,361        $   115,919          $  137,616
                                                                                ===========        ===========          ==========
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
  Cash paid for interest                                                        $   479,885        $   306,458          $  688,323
                                                                                ===========        ===========          ==========
  Conversion of stockholder debt and bridge loan into
    common stock                                                                $ 2,380,237        $       -            $      -
                                                                                ===========        ===========          ==========

See notes to consolidated financial statements.

GDC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996, THE TEN MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND THE
YEAR ENDED NOVEMBER 30, 1994
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GDC Group, Inc. (the "Company"), formerly DK Industries, Inc. is an environmental technology firm focused on turnkey projects and solutions in the waste management, waste cleanup and geotechnical fields. The Company is involved in waste reduction, waste recycling, waste destruction, and site rehabilitation in response to current environmental concerns. Its significant accounting policies are described in the paragraphs that follow:

      Principals of Consolidation - The financial statements include the accounts of the Company and its subsidiaries, GDC Holdings Corporation ("GDCHC"), GDC Enviro-Solutions, Inc. ("GDCES") (formerly GDC Engineering) and TVIES, Inc. ("TVIES"). All significant intercompany balances and transactions have been eliminated. In 1995, the Company changed its year end to September and, accordingly, the results of operations and cash flows for 1995 are for the ten month period then ended.

      Revenue and Cost Recognition - Revenues are primarily related to waste processing activities and are recognized on a per hour or per unit of waste material processed. Revenue from cost plus contracts are recognized on the basis of cost incurred during the period.

      Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor, supplies, tool costs and equipment depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventories - Parts and supplies are carried at the lower of cost (FIFO) or market.

      Property, Plant and Equipment - Property, plant and equipment are stated at cost and include expenditures for renewals and betterments which substantially increase the useful lives of existing plant and equipment.

      Depreciation is determined using the straight-line method for machinery and equipment with estimated lives of 3 to 10 years. Incineration equipment systems are depreciated over their useful lives by the unit of production method.

      Debt Issuance Cost - Debt issuance cost relate to a restructured financing agreement executed in 1996. This cost totaled $1,101,600 and is being amortized on the interest yield method over the life of the loan. The accumulated amortization was $205,194 at September 30, 1996. The remaining balance of the original debt issuance cost of $210,326 was expensed at the time of the restructuring. Debt issuance amortization amounted to $415,520 in 1996, $257,064 in 1995 and $179,160 in 1994.

      Income Taxes - The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax assets is recognized in income in the period that includes the enactment date.

      Net Income (Loss) Per Common Share - Primary and fully diluted net income
      (loss) per common share is based on the weighted average number of shares outstanding after consideration of the dilutive effect of stock warrants (after giving effect for the reorganization referred to in Note 2). The weighted average number of common shares used in the calculation was 1,743,612, 1,165,329 and 1,140,000 for 1996, 1995 and 1994, respectively.
      Primary and fully diluted net income (loss) per common share did not include the effect of the restricted stock awards until the condition for their issuance was met, and the shares were released. Stock options are not included in 1996 or 1994 as their effect is anti-dilutive.

      Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivables. The Company continuously evaluates the credit worthiness of its customers' financial conditions and generally does not require collateral. The Company's allowance for doubtful accounts, currently zero, is based on current market conditions, and losses on uncollectible accounts have consistently not been material.

      Fair Value of Financial Statements - The carrying value of the Company's financial instruments including cash, accounts receivable and payable, and long-term debt classified as current approximate fair market value due to this short-term classification. The long-term instruments are not material. The Company has not estimated the fair value of financial instruments in regards to default interest on the notes payable or the ultimate realization of the assets and liabilities if the Company does not continue in existence.

      New Accounting Pronouncements - The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill, and assets to be disposed. The Board has also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company is applying, and intends to continue to apply, the provisions of APB Opinion No. 25 and related interpretations in accounting for stock options and will, therefore, adopt only the disclosure requirements of SFAS No. 123. The Company has not determined if the adoption of these statements in 1997 will have a significant effect on its financial position, results of operations or cash flows.

      In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in fiscal 1998 as early adoption is not permitted. When adopted, it will require restatement of prior years' EPS.

2.    REORGANIZATION

      On March 12, 1996, the shareholders of GDC Enviro-Solutions approved certain changes to its' corporate structure, including the creation of a holding company, GDC Holdings Corporation. The shareholders retained the same ownership interest in the holding company as prior to the reorganization whereby 1,271,387 shares of common stock of GDC Holdings were issued in exchange for the 3,814,160 outstanding shares of GDC Enviro-Solutions. The Company has accounted for this transaction similar to a pooling of interest and the exchange of stock has been retroactively applied. All capital stock and per share data have been restated for the effect of this exchange.

      On May 31, 1996, DK Industries (now GDC Group, Inc.) completed a merger with GDCHC, pursuant to which GDCHC became a wholly-owned subsidiary of GDC Group. The transaction is treated for accounting purposes as a reverse acquisition whereby GDCHC acquired DK Industries. Accordingly, the financial statements presented herein represent the accounts of GDCHC for all years presented and those of the acquired entity from May 31, 1996. At the time of the transaction, DK Industries had no assets and liabilities of approximately $46,000. Also, in connection with the reverse acquisition, historical stockholders' equity has been retroactively restated to record the par value of DK Industries' stock with an offset to additional paid in capital. In connection with the merger, 1,773,220 outstanding shares of common stock of GDCHC were converted into 1,773,220 shares of DK Industries (approximately 75% of the outstanding shares of DK Industries at completion of the merger). Warrants to purchase common stock of GDCHC were also converted into warrants to purchase shares of DK Industries.

3.    BUSINESS COMBINATIONS

      On May 30, 1996, GDCHC through its subsidiary GDC Enviro-Solutions, entered into an agreement with TVIES and OHM Remediation Services Corp. ("OHM") pursuant to which GDC assumed the obligations of TVIES under a subcontract with OHM to provide environmental remediation services at a superfund site. All receipts and disbursements relating to this contract subsequent to May 30, 1996, are reflected in the financial statements of the consolidated companies. Prior to September 30, 1996, the contract was terminated. At September 30, 1996, the Company accrued approximately $400,000 of estimated costs to be incurred to deactivate and demobilize this contract. This amount is included in accrued expenses on the balance sheet.

      On September 30, 1996, the Company, through its subsidiary GDCHC, acquired TVIES. Under the terms of the transaction, the Company issued 33,333 shares of its common stock valued at $33,333 for all of the outstanding common shares of TVIES. This transaction was accounted for as a purchase. Operations of TVIES will be included in the consolidation from the date of acquisition. The total consideration paid for TVIES approximated its net assets of approximately $54,000, at the date of acquisition. If the acquisition had occurred at the beginning of fiscal 1996, the net loss of the Company would have increased by $76,126 or $.04 per share. In connection with this acquisition, the Company will be required to make certain payments as described in Note 11.

4.    PROPERTY AND EQUIPMENT

      Property and equipment as of September 30, 1996 consist of the following:

                                                     1996                1995
      Machinery and equipment                 $   13,696,843      $   12,285,563
      Furniture and fixtures                         507,100             487,145
      Vehicles                                       257,323             257,323
      Leasehold improvements                         106,293             106,293
                                              --------------      --------------

                                                  14,567,559          13,136,324
      Less accumulated depreciation               (6,911,668)         (6,214,521)
                                              --------------      --------------

                                              $    7,655,891      $    6,921,803
                                              ==============      ==============

      Depreciation expense amounted to $650,876 in 1996 and $751,318 in 1995. Substantially all of the machinery and equipment is pledged to secure long-term debt.

      Effective December 1, 1994, the Company changed its method of depreciation on its incineration equipment systems from 10 year straight-line to units of production. This change was made to better reflect the estimated use during periods in which such assets will remain in service. The cumulative effect of the change on prior years of $489,625 net of income taxes of $190,953 ($.26 per share after giving effect to the reorganization referred to in Note 2) is included in the accompanying statement of operations in 1995. The change had the effect of reducing depreciation expense and increasing net income in 1995 by approximately $341,464 ($.29 per share after giving effect to the reorganization referred to in Note
      2).

5.    DEFERRED REVENUE

      During fiscal 1994, an existing customer asked the Company to deactivate and defer future performance on a previously signed contract. The Company agreed to this request and further agreed that cash payments received by the Company under the terms of this agreement, could be applied to future contract services between the Company and this customer. As inducement for the Company signing this agreement, the customer agreed to make cash payments totaling $1,505,872. This total amount was deferred at November 30, 1994 to be recognized as income when the contract was canceled or when the potential future obligation of the Company to provide contract services had expired. In 1995, the Company collected the deferred payment and negotiated an amendment to this agreement whereby the Company would have no potential future obligation relating to the $1,505,872. Accordingly, this amount has been included in contract revenue in 1995.

6.    LONG-TERM DEBT

      Long-term debt as of September 30, 1996 and 1995 consist of the following:

                                                                                            1996               1995
     Note payable due in monthly installments, including
     interest, of approximately $65,000.  Interest is at
     prime plus 2.5% (11% at September 30, 1996).                                        $ 3,477,640        $ 3,037,639

     Note payable due in monthly installments, including interest, of approximately
     $19,000. Interest is at prime (8.5% at September 30, 1996).                             286,664            477,776

     Various notes payable due in monthly installments ranging from approximately
     $2,006 to $15,100. Interest at various rates ranging from 4.71% to 9.90%. All
     notes mature through March 1997.                                                        120,023                -

     Various subordinated notes payable to the majority
     stockholder.  Interest is at prime (8.75% at
     September 30, 1995).  (See Note 8)                                                          -              915,738

     Notes payable due in monthly installments ranging from approximately $7,200 to
     $11,000, with imputed interest ranging from 16% to 17%.                                 465,949            695,313

     Note payable under a $2,500,000 line of credit. Interest at prime plus 2.75%
     (11.25% at September 30, 1996). Advances under the line are limited to 80% of eligible accounts receivable and 80% of the cost of new equipment purchases not to exceed $500,000 of borrowings against equipment. The note matures July 30,
     1997, subject to an optional one year renewal.                                          241,726                -

     Note payable to a bank under a $750,000 line of credit. Interest at the bank's prime plus 2% (11% at September 30, 1995). Advances under the line are limited
     to 70% of eligible accounts receivable. The note matured July 1, 1996.                      -              672,200
                                                                                        ------------        -----------

                                                                                           4,592,002          5,798,666


     Less current maturities of long-term debt                                             4,496,450          1,786,975
                                                                                        ------------        -----------

                                                                                         $    95,552        $ 4,011,691
                                                                                        ============        ===========

     Substantially all of the Company's accounts receivable and property, plant and equipment are pledged as security for notes payable and long-term debt. In addition, one note is secured by a pledge of all of the outstanding stock of GDC Solutions held by the Company.

      One of the Company's notes payable had provided the lender with a profit participation fee. This one time option could have been exercised at any time from December 1994 through December 1997. The profit participation fee entitled the lender to 10% of the proceeds from the sale of all or substantially all of the assets of the Company less certain debt of the Company, or 10% of a multiple of operating cash flows for the preceding twelve month period. Through September 30, 1995 the lender had not exercised this option. However, on March 14, 1996, the Company restructured this agreement for a fee of $300,000 and fixed the profit participation fee at $500,000, all of which was paid in full on October 7, 1996. Under the terms of the agreement the Company was prohibited from the payment of any dividends at September 30, 1996.

      This agreement also contains various other restrictions and covenants with which the Company must comply. At September 30, 1996 the Company was not in compliance with certain of these covenants. The Company has not obtained a waiver of violations from the lender as of September 30, 1996, and, accordingly, the debt has been classified as current debt.

      The aggregate maturities of notes payable and long-term debt for each of the years subsequent to September 30, 1996, are as follows:

           Year Ending
          September 30,
             1997                                                  $4,301,975
             1998                                                     290,027
             1999                                                         -
             2000                                                         -
             2001                                                         -
                                                                   ----------
                                                                   $4,592,002
                                                                   ==========

7.    INCOME TAXES

      The Company has provided for Federal and state income taxes (benefit) as follows:

                                                        1996             1995          1994
          Current                                   $        -       $     -       $      -
          Deferred                                    (1,471,440)       20,362        (44,790)
          Valuation allowance adjustments                839,465           -              -
                                                    ------------     ---------     ----------

          Provision (benefit) for income taxes      $   (631,975)    $  20,362     $  (44,790)
                                                    ============     =========     ==========

      A reconciliation between the amount of reported income taxes and the amount computed by multiplying the income (loss) before income taxes by the statutory federal rate for periods ending 1996, 1995, and 1994, is as follows:

                                                                   1996              1995             1994
        Income taxes (benefit) at statutory federal
          rate of 34%                                          $(1,511,484)      $   17,142      $   (62,160)
        Increase (reduction) in income taxes
          resulting from:
            State and local income taxes, net of
              Federal income tax benefit                           (96,365)          (1,008)          (3,284)
            Other, net                                             136,409            4,228           20,654
            Increase in valuation allowance                        839,465              -                -
                                                               -----------        ---------      -----------

                                                               $  (631,975)       $  20,362      $   (44,790)
                                                               ===========        =========      ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and September 30, 1995 are presented below:

                                                                         1996             1995
        Deferred tax liability -
         Tax over book depreciation                                  $(1,553,485)     $(1,422,886)

        Deferred tax assets:
         Net operating loss carryforwards                              1,744,056          288,246
         Alternative minimum tax credit carryforwards                    372,060          372,060
         Other, net                                                      194,689           48,460
         Valuation allowance                                            (839,465)            -
                                                                     -----------      -----------

               Total deferred tax asset                                1,471,340          708,766
                                                                     -----------      -----------

        Net deferred tax liability                                   $   (82,145)     $  (714,120)
                                                                     ===========      ===========


      For federal income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $4,844,599 that, if not used, will expire in 2006 through 2011. The Company also has $372,060 of alternative minimum tax credit carryforwards available to offset future regular income taxes subject to certain limitations. As a result of the changes in ownership of the Company on May 31, 1996 and again on September 30, 1996, the Company's NOLs available to offset future income tax liability will be substantially limited.

      As a result of the changes in ownership, the annual limitation available for the future utilization of NOLs is approximately $75,000 which may be adjusted for net built-in gains from the disposal of assets held on the change date and disposed of during a five year recognition period. To the extent that the annual limitation is not fully utilized in the first available year, the unused portion of such limitation accumulates and may be carried forward or utilized in a subsequent year, subject to its expiration date.

      Under SFAS No. 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no valuation allowance for the deferred tax assets at September 30, 1995, as the Company believed that they would be realized through future operations and the renewal of taxable temporary differences. During the fourth quarter of fiscal 1996, the Company evaluated its most recent operating performance and has determined that it is more likely than not that a portion of the deferred tax asset could not be realized. A valuation allowance has been recorded in the financial statements to offset credit carryforwards which the Company believes could expire unutilized. At September 30, 1996, the Company has recorded a net deferred tax liability of $82,145, all of which has been classified as long-term.

8.    STOCKHOLDERS' EQUITY

      After giving effect to the reorganization referred to in Note 2 and the amendment of the Articles of Incorporation referred to in Note 15, the authorized capital stock of the Company consists of 70,000,000 shares of $.02 par value common stock of which 5,628,412 and 1,271,387 shares were issued and outstanding at September 30, 1996 and 1995, respectively. In addition, 20,000,000 shares of $.10 par value preferred stock is authorized. No preferred stock has been issued.

      On March 12, 1996 approximately $1.1 million of notes and accrued interest payable to a shareholder was exchanged for 502,333 shares of the Company's common stock. In addition, on September 30, 1996 approximately $1,316,780 of short-term notes and accrued interest incurred during 1996 was exchanged for 1,645,975 shares of the Company's common stock. The conversion of these debts would have had the effect of decreasing the loss per common share from $2.19 to $.98 if these conversions had occurred at the beginning of the period.

      During the year ended September 30, 1996, the Company sold 644.195 units of stock with each unit consisting of 5,000 shares of common stock, 5,000 redeemable Series A Warrants and 5,000 redeemable Series B Warrants. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 for the Series A Warrants and $3.75 for the Series B Warrants both subject to adjustment in certain circumstances. The exercise price for the Series A Warrants and Series B Warrants shall be reduced to a minimum of $1.00 and $2.00, respectively, if the Company does not meet certain conditions relating to the registration of the Common Stock included in the units. In addition, the Series B Warrants shall be reduced to $.25 if certain earnings targets are not met. The Series A and Series B Warrants expire two and three years, respectively, from the date a Registration Statement covering these units is declared "effective" by the Securities and Exchange Commission.

      The Company has the right to redeem the Series A and Series B Warrants at a price of $.05 per Warrant, provided the common stock is publicly traded and the average of the closing price per share of the common stock for the 20 consecutive trading days immediately prior to the mailing of a notice of redemption shall have exceeded 133.3% of the initial warrant exercise price.

      In accordance with the terms of a certain employee agreement, the Company awarded 131,387 (after adjustment for the stock split) shares of restricted common stock in 1995 in consideration of future services and events. These restricted shares were held in custody by the Company until the terms of the restriction was satisfied. If the terms under which the award was granted were not satisfied, the shares would be forfeited. When these shares were issued, unearned compensation equivalent to the current value of the stock was charged to stockholders' equity. During the year ended September 30, 1996, the terms of the restrictions were satisfied and the Company has recorded compensation expense of $131,386, the estimated market value at the date the restrictions were removed.

      In July 1995, the Company issued to two outside directors warrants to purchase 100,000 shares of common stock at $1.20 per share - the estimated fair market value of the Company's common stock at the date of the grant after giving the effect for the reorganization referred to in Note 2.

9.    STOCK OPTIONS

      On June 25, 1996, the Company adopted a 1996 Stock Option Plan (the "Plan") for officers, employees and consultants of the Company or any of its subsidiaries. The Plan authorizes the granting of incentive and non-incentive stock options to purchase an aggregate of not more than 2,000,000 shares of the Company's Common Stock. The aggregate fair market value (determined at the time of option grants) of stock with respect to which incentive stock options become exercisable for the first time in any year cannot exceed $100,000. The Plan is administered by a Stock Option Committee consisting of the Board of Directors of the Company.

      The options granted under the Plan will be exercisable in such installments as may be provided in the grant. However, each option granted shall expire no later than 10 years from the date of grant (five years in the case of incentive options of 10% stockholders), as the Committee may determine.

      On June 26, 1996, the Company granted to two officers options to purchase 200,000 shares each of Common Stock at a $1 per share. The options became exercisable as to 100,000 shares for each officer on the date of grant with the remaining 100,000 each becoming exercisable on June 25, 1997. All options expire on June 24, 2006. The Company intends to account for options in accordance with the provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recorded as the Company believes that the fair market value of the stock on the date of grant did not exceed $1 per share.

10.   BUSINESS AND CREDIT CONCENTRATIONS

      Most of the Company's customers are located in the Southern United States. During fiscal 1996, 1995 and 1994, the Company had major customers each of whose purchases exceeded 10% of total sales. Sales to these customers were as follows:

                                                                    % of Sales
                                                                  to Total Sales
                                 -----------------------------------------------------------------------------------
                                         1996                              1995                          1994
                                 -------------------                ------------------            ------------------
          Customer 1             $  -            - %                $2,907,000    34 %            $8,362,000    57 %
          Customer 2             $2,376,000     36 %                $1,227,000    14 %            $1,926,000    13 %
          Customer 3             $  942,000     14 %                $1,939,000    22 %            $3,288,000    22 %
          Customer 4             $  -            - %                $1,468,000    17 %            $    -         - %
          Customer 5             $2,743,000     42 %                $    -         - %            $    -         - %

11.   COMMITMENTS AND CONTINGENCIES

      In connection with the acquisition of TVIES discussed in Note 3, the Company is now a party relating to an Agreement expiring on August 17, 2000 to lease certain equipment and a license to use certain patents, trademarks and service mark through August 17, 2000. Under the terms of the Agreement, TVIES is required to make quarterly payments equal to 4% of the gross revenue resulting from the license up to a maximum aggregate of $1,080,000. At such time as the full amount has been paid, TVIES would have the option to acquire all rights and title to the equipment and all rights and title to the patents and licenses for $1.00.

      If at the end of the Agreement the amount has not been paid, TVIES may make a final lump sum payment equal to the remaining unpaid balance. If the unpaid balance is not paid at the expiration of the Agreement, all equipment and rights shall be returned. No payments were required or had been made at September 30, 1996.

      The Company is involved in various legal actions arising in the ordinary course of business. Management has assessed the range of loss, if any, related to other pending legal matters and has concluded that the impact of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company has agreed to acquire 100% of the outstanding stock of 3E Corporation, a corporation owned by Ms. Kathleen Elnaggar, Director, in exchange for that number of shares of the Company's common stock that will have an aggregate value of $500,000 on the date that the acquisition is closed to be paid $150,000 in cash and $350,000 in GDC Group, Inc. restricted stock. Management expects that the transaction will be closed during the fourth quarter of fiscal 1997.

      The offices of GDCES are located in Baton Rouge, Louisiana. The facility is owned by Kathleen Elnaggar, Director and a major stockholder of the Company, and an affiliated family trust. The Company has entered into an agreement with Ms. Elnaggar to purchase the facility for a purchase price of $956,000, its value at the time of the agreement based on an independent appraisal. The purchase price will be paid by (1) the assumption by the Company of an existing note and mortgage on the building, and (2) a promissory note for its balance. The note will bear interest at 10% per annum and will be amortized over 24 months from the closing. It will be secured by a mortgage, which will be subordinated to the lien of the mortgagee on the original mortgage.

      The Company has several noncancelable operating leases, primarily for office space described in the preceding paragraph and leased from the majority shareholder for approximately $210,000 per year, that expire over the next two years. In addition, the Company leases various pieces of equipment on a month-to-month basis as the work load requires. Rental expense for 1996, 1995, and 1994 was $1,146,000, $558,000, and $937,000,
      respectively. Future minimum lease payments under noncancelable operating leases for the years ending September 30, are as follows:

       1997                                                      $ 216,000
       1998                                                        216,000
                                                                 ---------

                                                                 $ 432,000
                                                                 =========

      On June 1, 1996, the Company entered into three year employment agreements with two executives which provides for total annual compensation payments of $292,000. These agreements provide for a severance benefit of two year's compensation in the event of termination by the Company without cause or in connection with a change of control (as defined in the agreement). The Company has also entered into three additional employment contracts one of which expires on August 31, 1998, and require annual payments of $150,000 and two which expire on September 13, 1997 and require total payments of approximately $186,000. The two agreements expiring on September 13, 1997 provide for a termination payment equal to two year's annual salary in the event of a change in control (as defined in the agreements).

12.   SALE OF MAJORITY OWNED SUBSIDIARY

      On October 7, 1994, the Company sold its 80% interest in BCI to the minority shareholder. In exchange for its interest, the Company received $45,000 in cash and a note receivable of $109,000.

13.   BENEFIT PLAN

      The Company has a non-contributory Profit Sharing Plan and Trust (the "Plan") which substantially covers all employees who are at least 21 years of age and have completed one year of service. The Company can contribute to the Plan at its discretion and employees vest in the Company's contribution based upon their years of service. There were no Company contributions in fiscal year 1996, 1995 or 1994.

14.   RESULTS OF OPERATIONS

      The Company's consolidated financial statements for the year ended September 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the anticipation of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 1996 and 1995 and the year ended November 30, 1994, the Company incurred a net cumulative loss of $3,622,871 and at September 30, 1996, its current liabilities exceeded its current assets by $5,834,755. In addition, cash flows from operations through April 29, 1997, have not been sufficient to fund the Company's working capital needs and debt service requirements. Management believes that the Company's cash flow requirements will be met through the following sources (1) raising additional bridge funds and/or common stock equity to meet short-term requirements, (2) cash flow from projects performed by recent acquisitions, (3) settlement of claims relating to the Cape Fear contract as discussed in Note 15, and (4) reduction of overhead.

      Although the sufficiency of these actions cannot be predicted with absolute certainty, management is of the opinion that these measures will sufficiently sustain the Company's ability to satisfy its working capital and debt service requirements.

15.   SUBSEQUENT EVENTS

      On November 14, 1996, the stockholders voted to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 30 million to 70 million shares and to increase the authorized preferred stock from 10 million to 20 million shares. In addition, the stockholders voted to change the name of the Company to GDC Group, Inc.

      On December 13, 1996, the Company acquired 100% of the membership interest of Walsh Remedial Construction Services, LLC, which subsequently became a Delaware corporation named Walsh Remedial Construction Services, Inc. (WRCSI). The consideration for the acquisition was the payment of certain obligations of WRCSI and its members, an agreement to make certain conditional royalty payments to a bank based upon project revenues, to be credited to a debt owed by the former parent of WRCSI to the bank, and the assumption of WRCSI's liabilities and obligations. The acquisition will be accounted for under the purchase method and the results of operations will be included in the consolidation from the date of acquisition. The purchase price will be allocated based on the estimated fair values at the date of acquisition and will result in an excess of purchase price over assets of approximately $4,800,000.

      The acquisition was funded by loans from two lenders in the total amount of $3,000,000. The loans bear interest at the rate of 14% per annum and are payable in two installments of $750,000 on April 1,1997 and July 1, 1997 with a final payment of $1,500,000 on December 15, 1997. In addition, the lenders received Series AA Warrants to purchase an aggregate of 750,000 shares of Common Stock at an initial exercise price of $2.25. The exercise price is subject to downward adjustments similar to the Series A and B Warrants discussed in Note 8.

      On January 20, 1997, GDCES filed a claim for equitable adjustment with OHM Remediation Services Corporation for losses and costs incurred by GDCES and TVIES relating to the contract discussed in Note 3 based on the fact that the soil at the site, as characterized in the contract document and specifications, differed materially from the soil actually encountered on-site and which differing soil characteristics were not reasonably foreseeable at the time of contracting. The total claim amounts to approximately $2,500,000. Revenues relating to the claim will be recorded, when and, if received.

      On March 7, 1997, the Company acquired 100% of the stock of JWS Consulting, Inc. and concurrently changed its name to EnviroScope, Inc. The consideration for the acquisition was $24,500 in cash and the discharge of a Promissory Note in the amount of $50,318 made by the selling stockholder to a bank.

      In March of 1997, the Company gave holders of the Series A, B and AA Warrants the option through June 30, 1997 of converting such Warrants into common shares at a reduced price of $1.25 for the Series A and AA Warrants and $1.50 for the Series B Warrants. Warrantholders who are also lenders may pay the exercise price by converting debt to common stock.


                                     ******