Form 10QSB
period 1996-12-31
GDC GROUP INC
filed 1997-10-24
CIK 797568

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-QSB
                         ____________________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________

Commission File Number: 0-15891


                                GDC GROUP, INC.
                          --------------------------
              (Exact Name of Registrant as Specified in Charter)


         COLORADO                                    84-0891674
--------------------------------      ---------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)


                        1580 Lincoln Street, Suite 900
                            Denver, Colorado 80203
                 ---------------------------------------------
               (Mailing Address of Principal Executive Offices)



                                (303) 840-6585
              --------------------------------------------------
              (Registrant's Telephone Number Including Area Code)



     DK, Industries, Inc., 1580 Lincoln St., Suite 1125, Denver, Colorado
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes           No    x
                             -------      -------


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this report.


                                              Number of Shares
                                              Outstanding As of
           Class                              December 31, 1996
--------------------------------              -----------------

Common Stock $.02 Par Value                    6,407,437


This Form 10-Q consists of 14 pages.

                                 INDEX



                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS*

     Balance Sheets at December 31, 1996 and
      September 30, 1996...................................  F-1

     Statement of Operations for the Three Months
      Ended December 31, 1996 and 1995.....................  F-2

     Statement of Cash Flows for the Three Months
      Ended December 31, 1996 and 1996.....................  F-3

     Note to the Financial Statements......................  F-4


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATION.........    3


PART II.  OTHER INFORMATION

     ITEMS 1 - 6...........................................   10

SIGNATURE PAGE.............................................   10



*The accompanying interim financial statements have not been audited by an independent certified public accountant, and are so noted as "Unaudited" where applicable. Only those statements corresponding to a fiscal year-end (September
30) are audited.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                GDC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                        December 31,   September 30,
                                            1996           1996
                                        -------------  -------------
          ASSETS                         (Unaudited)
          ------
Current Assets:

 Cash and cash equivalents               $   224,859      $1,298,361
 Accounts receivable, trade                  624,223         412,248
 Other receivables                           633,625         329,168
 Inventory                                   177,234         177,234
 Prepaid expenses                            251,597         195,561
 Other current assets                         60,365           4,936
                                         -----------     -----------
 Total Current Assets                      1,971,903       2,417,508

 Property & equipment, net                 8,670,847       7,655,891
 Debt restructure costs, net                 872,131         922,501
 Goodwill, net                             4,735,837             ---
 Other assets                                118,265         161,675
                                         -----------     -----------
                                         $16,368,983     $11,157,575
                                         ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------
Current Liabilities:
 Short-term debt                         $ 3,373,738      $  241,726
 Current maturities of LT debt             4,328,924       4,254,724
 Accounts payable & accrued expenses       6,067,502       3,755,813
                                         -----------      ----------
 Total Current Liabilities                13,770,164       8,252,263

 Long-term debt, net of current portion      794,538          95,552
 Deferred income taxes                        82,145          82,145

Stockholders' Equity:
 Common stock, 70,000,000 shares
   authorized, $0.2 par value, 5,628,412
   shares issued and outstanding as of
   September 30, 1996, and 6,407,437
   shares issued and outstanding as of
   December 31, 1996                         128,149         112,568
Additional paid-in capital                 4,215,060       3,588,518
Accumulated deficit                       (2,621,073)       (973,471)
                                         -----------       ---------
Total Stockholders' Equity                 1,722,136       2,727,615
                                         -----------       ---------
                                         $16,368,983     $11,157,575
                                         ===========     ===========

See Notes to Financial Statements

                                GDC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (Unaudited)


                                     Three Months Ended
                                        December 31,

                                    1996          1995
                                ------------  ------------

Contract Revenue                 $ 1,565,226    $1,142,460

Cost of Contract Revenue           1,746,987       662,089
                                ------------  ------------

Gross Profit (Loss)                 (181,761)      480,371

Selling, General &
 Administrative Expenses           1,044,215       574,120
Other Expenses                       183,731           ---
                                ------------  ------------

   Net Operating Income (Loss)    (1,409,707)      (93,749)

Other Income (Expenses):
   Interest expense                 (146,215)     (135,346)
   Amortization expense              (89,541)      (23,369)
   Other, net                         (2,139)        2,468
                                ------------  ------------
                                    (237,895)     (156,247)
                                ------------  ------------

Income (Loss) Before Taxes        (1,647,602)     (249,996)
Income Tax (Expense) Benefit               0        76,000
                                ------------  ------------

Net (Loss)                       ($1,647,602)    ($173,996)
                                ============  ============

Net (Loss) per Common Share          ($0.268)      ($0.137)
                                ============  =============

Weighted Average Shares
 Outstanding                       6,147,762     1,271,387
                                ============  ============

See Notes to Financial Statements

                                GDC GROUP, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (Unaudited)

                                              Three Months Ended
                                                 December 31,
                                                1996         1995
                                             ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          ($1,647,602)  ($173,996)
 Adjustments to reconcile net loss
  from operating activities:
   Depreciation and amortization                427,059     196,151
   Deferred income taxes                              0     (76,000)
   Changes in operating assets and
    liabilities, net of effects from
    purchase of Walsh:
    Receivables                                (360,247)  1,269,645
    Prepaid expenses                            (42,939)   (123,456)
    Other current assets                        (55,429)   (231,318)
    Accounts payable  & accrued expenses       (944,545)   (155,750)
    Other assets                                 21,754       6,176
                                            -----------   ---------
Net Cash Provided by (Used in) Operations    (2,601,949)    711,452
                                            -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment          (940,342)    (64,335)
   Net cash acquired upon purchase of Walsh      13,529         ---
                                            -----------   ---------
Net Cash Provided by (Used in) Investing
 Activities                                    (926,813)    (64,335)
                                            -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt      4,256,343     195,095
Principal payments on long-term debt         (2,443,206)   (853,367)
Proceeds from sale of common stock              642,123         ---
                                            -----------   ---------
Net Cash Provided by (Used in) Financing
 Activities                                   2,455,260    (658,272)
                                            -----------   ---------

INCREASE (DECREASE) IN CASH                  (1,073,502)    (11,155)
CASH, beginning of period                     1,298,361     115,919
                                            -----------   ---------

CASH, end of period                            $224,859    $104,764
                                            ===========   =========

SUPPLEMENTARY CASH FLOW DISCLOSURES:
Cash paid for interest                          $59,330    $146,329
                                            ===========   =========
Net liabilities assumed upon acquisition
 of Walsh                                    $4,751,458         ---
                                            ===========   =========

See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



1. In September 1996, GDC Holdings Corporation, (GDCH) a wholly owned subsidiary of Registrant, completed a reorganization between it and TVIES, Inc., (TVIES) by which TVIES became a wholly owned subsidiary of GDCH. See Form 8-K Filing of Registrant Dated September 30, 1996.

2. In November 1996, registrant held a special meeting of shareholders. A proxy statement was mailed to all shareholders and the meeting was held on November 14, 1996. At the meeting three proposals were approved.
   a) The name of the company was changed from DK Industries, Inc. to GDC Group, Inc.
   b) The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 30,000,000 to 70,000,000, and to increase the number of authorized shares of preferred stock from 10,000,000 to 20,000,000.
   c) Ratified the adoption of a stock option plan and certain options granted thereunder.
3. On December 13, 1996, the Registrant, acquired 100% of the membership interest of Walsh Remedial Construction Services, LLC., ("WRCS") a Colorado Limited Liability Company. The interests were acquired from James P. Walsh & Associates, Inc., a Colorado corporation, doing business under the name of Walsh Environmental Engineers, Inc. ("Walsh Environmental") and from William
   T. Spear, one of the WRCS' managers. See Form 8-K filing of Registrant dated November, 14, 1996.
4. In June 1996, the company filed its Form 10-KSB which included the audited financial statements for the fiscal year end September 30, 1996. This report is incorporated herein by reference, and the footnotes to the audited financial statement should be read in conjunction with these financial statements.
5. The financial statements presented in this 10-QSB for the period ending December 31, 1996 are management prepared, unaudited, consistently applied and include normal reoccurring accruals..
6. In August 1997, the senior secured lender Finova Capital Corporation (Finova) sent a letter to GDC Enviro-Solutions, Inc. (Borrower) and to GDC Holdings Corporation, and GDC Group, Inc. (Guarantors) giving notice of an event of default and declaring the entire loan immediately due and payable. The current outstandings under the Finova loan are approximately $3,500,000. Finova agreed to waive its acceleration if the company brought the loan current, approximately $350,000. The company continues to discuss its default with Finova and is attempting to secure adequate funds through the liquidation of certain assets and raising additional funds from outside third parties in order to bring the Finova loan current.
7. The lack of funds available to operating companies has resulted, as of the date of this report, in the suspension of operations of Walsh Remedial Construction Services, Inc., Enviro-Scope, Inc., and TVIES, Inc. The company's other operating subsidiary, GDC Enviro-Solutions, Inc. has very significantly reduced its staff and is currently operating at only one facility - the Shell Oil facility at Norco, Louisiana.
8. Due to lack of cash flow and lack of liquidity, coupled with demands being made by lenders and creditors, management is discussing various options including sale of certain assets, closure of certain subsidiaries or other more drastic measures which could include filing of a petition of bankruptcy at one or more subsidiary companies. There is no assurance that the company will succeed in working out any of its plans that would enable it to continue in business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 1996, the Company had a working capital deficiency of $11,798,261, compared with a working capital deficit of $5,834,755 at September 30, 1995. This decrease is primarily due to continued operating losses as well as a decrease in accounts receivable and an increase in accounts payable and accrued expenses, an increase in short term debt and a decrease in cash and cash equivalents. These major impacts were due to operating losses on projects and due to the aquisition of Walsh Remedial Constuction Services, LLC.

     Net cash used by operating activities was $2,601,949 for the quarter ended December 31,1996, compared with $711,452 provided by operating activities for the three months ended December 31,1995. In the quarter, the decrease in net cash provided by operating activities was primarily due to the increase in accounts payable and accrued expenses and the decrease in accounts receivable, and a significantly larger loss from continuing operations and, the decrease in deferred taxes and prepaid expenses.

     Net cash used in investing activities was $926,813 in the quarter, compared with net cash provided by investing activities of $64,335 during the quarter ended December 31, 1995. This change was principally due to the purchase of property, plant and equipment used in connection with the Company's projects at the Winnfield, Louisiana and Elizabeth, New Jersey sites.

     Net cash provided by financing activities was $2,455,343 in the quarter, compared with net cash used in financing activities of $658,272 during the three months ended December 31, 1995. This change was principally due to the Company's sale of common stock, long term debt issued, offset somewhat by principal payments on long-term debt.

     The Company has significant immediate cash requirements resulting principally from (i) working capital and equipment needs for remediation and dredging projects; (ii) the assumption of significant obligations in connection with recent acquisitions as well as significant costs incurred in consummating such acquisitions; (iii) high start-up costs on certain new projects, particularly with respect to equipment purchases and mobilization; (iv) significant repayment obligations on loans, including loans in default; (v) the termination of material projects and a delay in the receipt of payments due to the Company thereunder; (vi) the expiration of contracts with key customers and
(vii) significant financing costs, including loan origination fees, commissions to a placement agent and professional fees. In addition, the Company has past due payroll taxes of approximately $750,000. As a result of the foregoing, the Company is currently in default of certain of its obligations to lenders and vendors, and has significant short-term cash needs which it will not be able to satisfy without raising significant funds from current private offerings of securities as well as other proposed financings.

     The Company (through GDC Solutions) has financed its operations in the quarter ended December 31, 1996, in part through (i) an existing $3.5 million equipment credit facility from FINOVA Capital Corporation ("FINOVA"), (ii) a $2.5 million revolving credit facility from Coast Business Credit ("Coast"), and
(iii) a $400,000 equipment loan from Ally Capital Corporation and Environmental Allies N.V. (collectively, "Ally"). As of December 31, 1996 the Company was in default of the FINOVA facility and thereby had certain cross-defaults with Coast and other lenders. In March 1997, following Coast's termination of its credit facility and acceleration of the Company's indebtedness thereunder, the Company paid the Coast facility in full (approximately $679,000 inclusive of principal, interest and fees). As of the date of this report, the Company remains in default of both the FINOVA and the Ally loan facilities, and these loans are recorded as current liabilities in the Company's financial statements.

     The current default of the FINOVA facility relates to a monetary default of approximately $400,000 as well as technical defaults due to the breach of certain covenants and/or negative covenants set forth in the FINOVA loan documents. The Company has received a default notice and demand for repayment in connection with such breaches, there can be no assurance that FINOVA will agree to deliver any required waivers or consents, or that FINOVA will not take further actions under the loan due to the defaults thereunder. The default of the Ally loan was due to the Company's failure to make the required monthly installments for March - August 1997. Ally has accelerated the full amount due under the loan, which is approximately $400,000. Acceleration of the loan may have a material adverse effect on the Company due to the Company's working capital deficiency and significant cash requirements for other past due and current obligations. In addition, the FINOVA facility is guaranteed by GDC Holdings (the sole stockholder of the Company's operating subsidiaries) and is secured by substantially all of GDC Solutions' assets. The Ally loan is secured by certain equipment of GDC Solutions, the personal guaranty of Kathleen J. Elnaggar and the pledge of the assets of 3E Corporation of Louisiana, which corporation is wholly owned by Mrs. Elnaggar, individually, and in her capacity as Trustee. The foreclosure by FINOVA and/or Ally upon their respective security interests would likely have a material adverse effect on the Company. The Company is in monetary default on a Subordinated Note, payable to Louisiana Seed Capital Fund, L.P. and Louisiana Economic Development Corporation. The default of the Note was due to the Company's failure to make the required monthly installments for March - August 1997. The holders have given notice of default. The Note is guaranteed by Kathleen J. Elnaggar, personally, and secured by real estate owned by Mrs. Elnaggar, individually, and as trustee. The remaining balance on the note is approximately $200,000.

     In addition, as of the date of this report the Company has obligations to vendors aggregating approximately $5,500,000 which are past due, principally related to the Cape Fear project, the IT Subcontract and the WRCS Port Authority projects. Furthermore, the Company has significant cash requirements for its current business operations and in connection with short-term debt obligations. The Company will require significant additional financings to meet its current and future obligations and there can be no assurance that it will be able to raise additional funds required or that such funds will be raised on satisfactory terms. Furthermore, the Company cannot guarantee that it will have sufficient revenues from operations or from financings to make the principal and interest payments on the promissory notes issued to investors in its recent financings (described below) or in the current debt financing of GDC Solutions.

     Moreover, as described below under "Closing of Acquisition Loans," the Company is also in default of promissory notes in the aggregate principal amount of $3,000,000 held by two lenders who financed the Company's acquisition of WRCS. The notes, on which principal of $750,000 (plus accrued interest) was payable on April 1, 1997, and $750,000 payable on July 1, 1997, are secured by the Company's ownership interest in WRCS. As a result of the Company's default on such payments, the Company must also pay the lenders late payment fees of $375,000. The lenders may foreclose upon their security interests unless the Company fails to cure its defaults; there can be no assurance that the Company will have funds available to pay the past due payments and late fees, as well as the next $1,500,000 installment (due December 1, 1997). The default of the loans and the Company's inability to obtain waivers or extensions from the lenders related thereto, could enable the lenders to accelerate the maturity date of the loan and foreclose upon their security interest in WRCS to the extent necessary to recover any unpaid amount then due.

     As the Company has not raised sufficient proceeds through debt or equity financings the Company has been forced to scale back its operations, and to consider other alternatives including the sale or closure of one or more of its operations.

     CLOSING OF PRIVATE PLACEMENT. A private placement of 800 Units of the Company was consummated between September 30, 1996 and November 8, 1996. The majority of which closed and was recorded on September 30, 1996. The Units were comprised of an aggregate of 4,000,000 shares of Common Stock, Class A Warrants to purchase 4,000,000 shares of Common Stock at an initial exercise price of $2.25, and Class B Warrants to purchase 4,000,000 shares of Common Stock at an initial exercise price of $3.75. The Warrant exercise prices are subject to automatic downward adjustments (i) based on specified anti-dilution provisions in the Warrants and (ii) if the Company does not satisfy certain obligations, including, among other things, the filing within 270 days of November 8, 1996 of a registration statement covering the shares issued in the private placement and the shares underlying the warrants. The offering resulted in net proceeds to the Company of approximately $3,671,000 of which approximately $1,317,000 was used to repay indebtedness incurred in prior bridge loan financings (inclusive of principal and interest) and approximately $715,000 was used for offering costs including the placement agent's commission, legal fees, state filing fees, costs and expenses of the Placement Agent, and other expenses related to the offering.

     CLOSING OF ACQUISITION LOANS. In December 1996, the Company borrowed $3.0 million from two lenders to finance the Company's purchase of WRCS. See "Business-Acquisitions-Walsh Remedial Construction Services, LLC." The lenders are stockholders of the Company, who both beneficially own more than 5% of the Company's Common Stock (taking account of currently exercisable warrants held by the lenders). The loans bear interest at the rate of 14% per annum. Principal on the loan is payable in three installments, due on April 1, 1997 ($750,000), July 1, 1997 ($750,000) and December 15, 1997 ($1,500,000). Accrued interest is payable in four installments during the loan term. The Company is obligated to make prepayments on the loan from (i) proceeds of securities offerings and financings of GDC Group, Inc., (ii) account receivable financings of WRCS and
(iii) "excess" cash flow of WRCS (as defined). The lenders were paid loan origination fees totalling $150,000 (5% of the loan amount) and issued Series AA Warrants to purchase an aggregate of 750,000 shares of Common Stock at an initial exercise price of $2.25 per share. The Warrant exercise price is subject to automatic downward adjustments similar to those of the Class A and Class B Warrants. These loans are currently in default.

     CLOSING OF BRIDGE LOANS. Between January 30 and May 31, 1997, GDC Solutions borrowed an aggregate of $3,158,985 from a group of investors (the "Bridge Financing"). Certain of the lenders are stockholders of the Company and, giving effect to shares issuable upon exercise of warrants acquired from GDC, are the beneficial owners of 5% or more of the Company's Common Stock. Loans in the original principal amount of $2,308,985 bear interest at 14% per annum and loans in the principal amount of $850,000 bear interest at the Applicable Federal Rate. Principal and interest on the loans, which are unsecured, are payable in full on December 15, 1997. GDC Solutions is obligated to make prepayments on the loans in the event GDC and/or any of its subsidiaries, closes one or more public or private offerings of debt or equity securities resulting in aggregate gross proceeds of at least $3,500,000 (exclusive of certain financings with FINOVA). GDC Solutions is obligated to pay the lenders loan origination fees aggregating $255,898.50, plus Series AA Warrants to purchase an aggregate of 626,348 shares of GDC Common Stock at an initial exercise price of $2.25 per share. The Warrant exercise price is subject to the automatic downward adjustments described above under the caption "--Closing of Acquisition Loans." GDC Solutions failed to repay the loans on or before July 1, 1997, and October 1, 1997, and may fail to pay the next installment due December 15, 1997, on which failure it will be obligated to pay certain lenders additional fees aggregating up to $69,580, $25,000 and $69,580, respectively, plus Series AA Warrants to purchase an aggregate of 25,000 shares of Common Stock of GDC on each of said dates. The imposition of such fees, combined with the mandatory prepayment provisions described above (which could hinder the ability of the Company to raise needed capital) could have a material adverse effect on the Company and further impair its cash position. In addition, if the loans are not repaid in full on the final maturity date, the lenders have the right to convert all or part of the outstanding loan balance into Common Stock of the Company at a conversion price equal to forty percent (40%) of the average of the Market Prices (as defined) of the Common Stock. As described below under "Warrant exercise price reduction," certain lenders "converted" the sum of $1,520,831 payable by the Company under the promissory notes issued in the Bridge Financing to pay the exercise price of Warrants held by such lenders. Said "converted" amount includes $1,427,378 principal amount of loans, with the balance constituting accrued interest and unpaid loan origination fees.

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

RESULTS OF OPERATIONS

     QUARTER ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1995

     Revenues increased by $422,766, or 37%, to $1,565,226 in the quarter ended December 31, 1996, from $1,142,460, during the quarter ended December 31,1995. The increase resulted primarily from contract revenues earned from GDC Enviro Solutions customers during the quarter ended December 31, 1996.

     Gross profit decreased by $662,132, or 137%, to a loss of $181,761 for the quarter from $480,371 during the quarter ended December 31, 1995. These decreases resulted primarily from losses of approximately $2,000,000 incurred in connection with the Company's Cape Fear, North Carolina Superfund project in late fiscal 1996 for which the Company has a claim pending in excess of $2,000,000.

     Selling, general and administrative expenses increased by $470,095, or 82%, to $1,044,205 in the quarter, from $574,170 during the quarter ended December 31, 1995. Such expenses as a percentage of revenues increased to 66.7% in the quarter from 50.2% for the quarter ended December 31, 1995. The increase in expenses related principally to costs incurred during the quarter in connection with private offerings and acquisitions.

     Other expenses increased by $81,648, or 52.3%, to $237,895 in the quarter from $156,648 during the quarter ended December 31, 1995, principally as a result of the increased amortization.

     The Company had a loss before income taxes and cumulative effect of change in accounting principle of $1,647,602, compared with loss before income taxes of $249,996 during the quarter ended December 31, 1995.

     The Company had no income tax benefits in the quarter compared with income tax benefit of $76,000 during the quarter ended December 31, 1995.

     The Company had a net loss per common share of $(0.268)in the quarter compared with net loss per common share of $(0.137) during the quarter ended December 31, 1995.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          The Company is involved through its subsidiary companies in numerous legal actions arising in the normal course of business. It is management's assessment that the range of loss related to any individual pending legal actions will not have a material adverse effect on the Company's consolidated financial position.

     ITEM 2.  CHANGES IN SECURITIES

              None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders of Registrant was held on November 14, 1996. Proxy Statement of November 14, 1996 incorporated by reference herein. All items on the Agenda for the special Meeting of shareholders were approved.

     ITEM 5.  OTHER INFORMATION

              None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Registrant filed two reports on Form 8-K which pertain to the period ending December 31, 1996. They were filed on October 24, 1997. Both of which are incorporated herein by reference.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 24, 1997.

                                      /s/ James W. Muzzy
                                      --------------------------------
                                      James W. Muzzy, Vice President,
                                      Principal Financial Officer