Form 10QSB
period 1997-03-31
GDC GROUP INC
filed 1997-10-24
CIK 797568

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                         ____________________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________

Commission File Number: 0-15891


                                GDC GROUP, INC.
                          --------------------------
              (Exact Name of Registrant as Specified in Charter)


       COLORADO                                    84-0891674
-------------------------------       --------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)


                        1580 Lincoln Street, Suite 900
                            Denver, Colorado 80203
                 ---------------------------------------------
               (Mailing Address of Principal Executive Offices)



                                (303) 840-6585
           ---------------------------------------------------
           (Registrant's Telephone Number Including Area Code)



       DK, Industries, Inc., 1580 Lincoln St., Suite 1125, Denver, Colorado
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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


                                           Number of Shares
                                           Outstanding As of
      Class                                March 31, 1997
---------------------------                ------------------

Common Stock $.02 Par Value                  7,347,020

This Form 10-Q consists of 14 pages.

                                 INDEX



                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS*

     Balance Sheets at March 31, 1997 and
      September 30, 1996...................................  F-1

     Statement of Operations for the Three Months
      Ended March 31, 1997 and 1996........................  F-2

     Statement of Cash Flows for the Three Months
      Ended March 31, 1997 and 1996........................  F-3

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

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                                GDC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                          March 31,    September 30,
                                            1997           1996
                                        -------------  -------------
             ASSETS                      (Unaudited)
             ------
Current Assets:
 Cash and cash equivalents               $   212,931      $1,298,361
 Accounts receivable, trade                1,537,582         412,248
 Other receivables                           350,231         329,168
 Inventory                                   177,234         177,234
 Prepaid expenses                            168,869         195,561
 Other current assets                         60,365           4,936
                                         -----------      ----------
 Total Current Assets                      2,507,212       2,417,508

 Property & equipment, net                 8,618,580       7,655,891
 Debt restructure costs, net                 798,271         922,501
 Goodwill, net                             4,612,586             ---
 Other assets                                 97,444         161,675
                                         -----------      ----------
                                         $16,634,093     $11,157,575
                                         ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
 Short-term debt                         $ 4,372,610      $  241,726
 Current maturities of LT debt             4,213,361       4,254,724
 Accounts payable & accrued expenses       6,783,298       3,755,813
                                         -----------      ----------
 Total Current Liabilities                15,369,269       8,252,263

 Long-term debt, net of current portion      677,290          95,552
 Deferred income taxes                        82,145          82,145

Stockholders' Equity:
 Common stock, 70,000,000 shares
   authorized, $0.02 par value,
   5,628,412 shares issued and
   outstanding as of September 30,
   1996, and 7,347,020 shares issued
   and outstanding as of March 31, 1997      146,940         112,568
 Additional paid-in capital                5,508,512       3,588,518
 Accumulated deficit                      (5,150,063)       (973,471)
                                         -----------     -----------

 Total Stockholders' Equity                  505,389       2,727,615
                                         -----------     -----------
                                         $16,634,093     $11,157,575
                                         ===========     ===========


See Notes to Financial Statements

                                GDC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                 Three Months Ended         Six Months Ended
                                     March 31,                 March 31,
                               1997          1996          1997           1996
                            ------------  -----------  ------------  -----------
Contract Revenue             $ 2,016,526   $1,818,099   $ 3,581,752   $2,960,559

Cost of Contract Revenue       2,845,790    1,251,475     4,592,777    1,913,564
                            ------------  -----------  ------------  -----------

Gross Profit (Loss)             (829,264)     566,624    (1,011,025)   1,046,995

Selling, General & Admin.
 Expenses                      1,265,194      545,491     2,309,409    1,119,611
Other Expenses                       ---          ---       183,731          ---
                            ------------  -----------  -------------  ----------

Net Operating Income (Loss)   (2,094,458)      21,133   (3,504,165)      (72,616)
                            ------------  -----------  -----------    ----------

Other Income (Expenses):
 Interest expense               (275,561)     (91,144)    (421,776)     (226,490)
 Amortization expense           (153,050)    (194,747)    (242,591)     (218,116)
 Other, net                       (5,921)         765       (8,060)       (3,233)
                             -----------   ----------  -----------    ----------
                                (434,532)    (285,126)    (672,427)     (441,373)
                             -----------   ----------  -----------    ----------
Income (Loss) Before Taxes    (2,528,990)    (263,993)  (4,176,592)     (513,989)
Income Tax (Expense) Benefit         ---       75,154          ---       151,154
                             -----------   ----------  -----------    ----------

Net (Loss)                   ($2,528,990)   ($188,839) ($4,176,592)    ($362,835)
                             ===========   ==========  ===========    ==========

Net (Loss) per Common Share      ($0.385)     ($0.149)     ($0.664)      ($0.276)
                             ===========   ==========  ===========    ==========

Weighted Average Shares
 Outstanding                   6,564,034    1,271,387    6,290,979     1,313,248
                             ===========   ==========  ===========    ==========


See Notes to Financial Statements.

                                GDC GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)


                                                            Six Months Ended
                                                                March 31,
                                                            1997        1996
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      ($4,176,592)  ($362,835)
 Adjustments to reconcile net loss
  from operating activities:
      Depreciation and amortization                         836,445     563,680
      Deferred income taxes                                       0    (151,154)
      Changes in operating assets and liabilities,
       net of effects from purchases of Walsh and
       EnviroScope:
       Receivables                                         (812,096)    396,173
       Prepaid expenses                                      39,789     (58,087)
       Other current assets                                   8,642  (1,269,393)
       Accounts payable & accrued expenses                 (376,428)  1,253,921
       Other assets                                         (21,496)      6,176
                                                        -----------  ----------
Net Cash Provided by (Used in) Operations                (4,501,736)    378,481
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                      (1,144,411)    (78,262)
 Net cash acquired upon purchase of Walsh                    13,529         ---
 Excess assets over liabilities acquired upon
  purchase of EnviroScope, net of cash                      (30,437)        ---
                                                        -----------  ----------
Net Cash Used in Investing Activities                    (1,161,319)    (78,262)
                                                        -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                  5,022,404     195,095
Principal payments on long-term debt                    ( 1,130,406)   (611,233)
Proceeds from sale of common stock                          685,627         ---
                                                       ------------   ---------
Net Cash Provided by (Used in) Financing Activities       4,577,625    (416,138)
                                                       ------------   ---------
INCREASE (DECREASE) IN CASH                              (1,085,430)   (115,919)
CASH, beginning of period                                 1,298,361     115,919
                                                       ------------   ---------
CASH, end of period                                    $    212,931   $       0
                                                       ============   =========

SUPPLEMENTARY CASH FLOW DISCLOSURES:
Cash paid for interest                                 $    281,256   $ 268,176
                                                       ============  ==========
Related party debt converted to equity                          ---  $1,063,457
                                                       ============  ==========
Debt converted to equity                               $  1,312,800         ---
                                                       ============  ==========
Net liabilities assumed upon acquisition of Walsh      $  4,751,458         ---
                                                       ============  ==========
Net assets acquired upon acquisition of EnviroScope    $     44,061         ---
                                                       ============  ==========

See Notes to Financial Statements.

                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------

1. In September 1996, GDC Holdings Corporation, (GDHC) a wholly owned subsidiary of Registrant, completed a reorganization between it and TVIES, Inc., (TVIES) by which TVIES became a wholly owned subsidiary of GDCH. Ssee Form 8-K Filing of Registrant dated September 30, 1996.
2. In November 1996, registrant held a special meeting of shareholders. A proxy statement was mailed to all shareholders and the meeting was held on November 14, 1996. At the meeting three proposals were approved.
     a) The name of the Company was changed from DK Industries, Inc. to GDC Group, Inc.
     b) The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 30,000,000 to 70,000,000, and to increase the number of authorized shares of preferred stock from 10,000,000 to 20,000,000.
     c) Ratified the adoption of a stock option plan and certain options granted thereunder.
3. On December 13, 1996, the Registrant, acquired 100% of the membership interest of Walsh Remedial Construction Services, LLC., ("WRCS") a Colorado Limited Liability Company. The interests were acquired from James P. Walsh & Associates, Inc., a Colorado corporation, doing business under the name of Walsh Environmental Engineers, Inc. ("Walsh Environmental") and from William T. Spear, one of the WRCS' managers. See Form 8-K filing of Registrant dated November 14, 1996.
4. In March 1997 the Company's wholly owned subsidiary GDC Holdings Corporation acquired all of the stock of JWS, Inc. subsequently renamed EnviroScope, Inc. EnviroScope, Inc. is a company involved in the business of assisting clients who are involved in permitting and regulatory matters. Its current largest contract involves the permitting on projects in the New York/New Jersey harbor area. The acquisition was not material from a financial standpoint and no Form 8-K filing was made in relation to this acquisition.
5. In June 1996, the Company filed its Form 10-KSB which included the audited financial statements for the fiscal year end September 30, 1996. This report is incorporated herein by reference, and the footnotes to the audited financial statement should be read in conjunction with these financial statements.
6. The financial statements presented in this 10-QSB for the period ending December 31, 1996 are management prepared, unaudited, consistently applied and include normal recurring accruals.
7. In August 1997, the senior secured lender Finova Capital Corporation (Finova) sent a letter to GDC Enviro Solutions, Inc. (Borrower) and to GDC Holdings Corporation, and GDC Group, Inc. (Guarantors) giving notice of an event of default and declaring the entire loan immediately due and payable. The current outstandings under the Finova loan are approximately $3,500,000. Finova agreed to waive its acceleration if the Company brought the loan current, approximately $400,000. The Company continues to discuss its default with Finova and is attempting to secure adequate funds through the liquidation of certain assets and raising additional funds from outside third parties in order to bring the Finova loan current.
8. The lack of funds to available operating companies has resulted in the suspension of operations of Walsh Remedial Construction Services, Inc., Enviro-Scope, Inc., and TVIES, Inc. The Company's other operating subsidiary, GDC Enviro-Solutions, Inc. has very significantly reduced its staff and is currently operating at only one facility the Shell Oil facility at Norco, Louisiana.
9. Due to lack of cash flow and lack of liquidity, coupled with demands being made by lenders and creditors, management is discussing various options including sale of certain assets, closure of certain subsidiaries or other more drastic measures which could include filing of a petition of bankruptcy at one or more subsidiary companies. There is no assurance that the Company will succeed in working out any of its plans that would enable it to continue in business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 1997, the Company had a working capital deficiency of $12,862,057, compared with a working capital deficiency of $8,704,067 at March 31, 1996. This decrease is primarily due to the company's net operting losses for the past two fiscal quarters as well as an increase in accounts payable and accrued expenses, and an increase in short term debt. The major impacts were due to operating losses on contracts and due to the aquisition of Walsh Remedial Construction Services, Inc.

     Net cash used in operating activities was $4,501,736 for the six months ended March 31,1997, compared with net cash provided of $378,481 for the six months ended March 31, 1996. The increase in net cash used in operating activities was primarily due to the increase in the net loss for the six months, and the increase in the quarter depreciation and acquisition related costs during the six month period.

     Net cash used in investing activities was $1,161,319 in the six months, compared with net cash used in investing activities of $78,262 during the six months ended March 31, 1996. This change was principally due to the purchase of property, plant and equipment used in connection with the Company's projects at the Winnfield, Louisiana and the New York New Jersey Harbor Project sites.

     Net cash provided by financing activities was $4,577,625 in the six months ended March 31, 1997, compared with net cash used in financing activities of $416,138 during the six months ended March 31, 1996. This change was principally due to the Company's sale of common stock, increase in long term debt related to equipment, and short term bridge debt.

     The Company has significant immediate cash requirements resulting principally from (i) working capital and equipment needs for remediation and dredging projects; (ii) the assumption of significant obligations in connection with recent acquisitions as well as significant costs incurred in consummating such acquisitions; (iii) high start-up costs on certain new projects, particularly with respect to equipment purchases and mobilization; (iv) significant repayment obligations on loans, including loans in default; (v) the termination of material projects and a delay in the receipt of payments due to the Company thereunder; (vi) the expiration of contracts with key customers and
(vii) significant financing costs, including loan origination fees, commissions to a placement agent and professional fees. In addition, the Company has past due payroll taxes of approximately $750,000. As a result of the foregoing, the Company is currently in default of many of its obligations to lenders and vendors, and has significant short-term cash needs which it will not be able to satisfy without raising significant funds from current private offerings of securities as well as other proposed financings.

     The Company (primarily through GDC Solutions) has financed its operations in the quarter ended March 31, 1997, in part through (i) an existing $3.5 million equipment credit facility from FINOVA Capital Corporation ("FINOVA"),
(ii) a $2.5 million revolving credit facility from Coast Business Credit ("Coast"), (iii) a $400,000 equipment loan from Ally Capital Corporation and Environmental Allies N.V. (collectively, "Ally"), and, various bridge loan finances from various private parties totalling approximately $1,400,000 net of conversions of certain of these Bridge loans to equity through conversion of warrants in the Registrant. Currently the Company is in default of the FINOVA facility and thereby had certain cross-defaults with other lenders. In March 1997, following Coast's termination of its credit facility and acceleration of the Company's indebtedness thereunder, the Company paid the Coast facility in full (approximately $679,000 inclusive of principal, interest and fees). As of the date of this report the Company remains in default of both the FINOVA and the Ally loan facilities, and these loans are recorded as current liabilities in the Company's financial statements.

     The current default of the FINOVA facility relates to a monetary default of approximately $400,000 as well as technical defaults due to the breach of certain covenants and/or negative covenants set forth in the FINOVA loan documents. Although the Company has not received any default notice in connection with such breaches, there can be no assurance that FINOVA will agree to deliver any required waivers or consents, and FINOVA has accelerated the maturity date of all amounts outstanding under the loan due to the defaults thereunder. The default of the Ally loan was due to the Company's failure to make the required monthly installments for March - August 1997. Ally has accelerated the full amount due under the loan, which is approximately $400,000. Acceleration of the loan is having a material adverse effect on the Company due to the Company's working capital deficiency and significant cash requirements for other past due and current obligations. In addition, the FINOVA facility is guaranteed by GDC Holdings (the sole stockholder of the Company's operating subsidiaries) and is secured by substantially all of GDC Solutions' assets. The Ally loan is secured by certain equipment of GDC Solutions, the personal guaranty of Kathleen J. Elnaggar and the pledge of the assets of 3E Corporation of Louisiana, which corporation is wholly owned by Mrs. Elnaggar, individually, and in her capacity as Trustee. The foreclosure by FINOVA and/or Ally upon their respective security interests would have a material adverse effect on the Company. The Company is in monetary default on a Subordinated Note, payable to Louisiana Seed Capital Fund, L.P. and Louisiana Economic Development Corporation. The default of the Note was due to the Company's failure to make the required monthly installments for March - August 1997. The holders have given notice of default. The Note is guaranteed by Kathleen J. Elnaggar, personally, and secured by real estate owned by Mrs. Elnaggar, individually, and as trustee. The remaining balance on the note is approximately $200,000.

     In addition to the above loans in default, as of the date of this report the Company has obligations to vendors aggregating approximately $5,500,000 which are past due, principally related to the Cape Fear project, the IT Subcontract and the WRCS Port Authority projects. Furthermore, the Company has significant cash requirements for its current business operations and in connection with short-term debt obligations. The Company will require significant additional financings to meet its current and future obligations and there can be no assurance that it will be able to raise additional funds required or that such funds will be raised on satisfactory terms. Furthermore, the Company cannot guarantee that it will have sufficient revenues from operations or from financings to make the principal and interest payments on the promissory notes issued to investors in its recent financings or in the current debt financing of GDC Solutions.

     Moreover, as described below under "Closing of Acquisition Loans," the Company is also in default of promissory notes in the aggregate principal amount of $3,000,000 held by two lenders who financed the Company's acquisition of WRCS. The notes, on which principal of $750,000 (plus accrued interest) was payable on April 1, 1997, and $750,000 payable on July 1, 1997, are secured by the Company's ownership interest in WRCS. As a result of the Company's default on such payments, the Company must also pay the lenders late payment fees of $375,000. Although the lenders may choose to not foreclose upon their security interests as the Company attempts to cure its defaults; there can be no assurance that the Company will have funds available to pay the December installment and late fee. The default of the loan on July 1, 1997 and the Company's inability to obtain waivers or extensions from the lenders related thereto, enables the lenders to accelerate the maturity date of the loan and foreclose upon their security interest in WRCS to the extent necessary to recover any unpaid amount then due.

     If the Company does not raise significant proceeds through debt or equity financings within the next 30 to 45 days, it is likely that the Company and/or one or more of its operting subsidiaries will be forced to scale back its operations, or consider other alternatives including the sale of one or more of its operations, the sale of equipment and assets and/or the filing for protection under the bankruptcy laws. Due to the current lack of operating funds, and the inability of the Company since May 1997 to raise additional debt or equity financings, the Company has been forced to shut down operations at Walsh Remedial Construction Services, Inc., Enviroscope, Inc., TVIES Inc., and has significantly curtailed and cut back its operations and staff at GDC Enviro Solutions, Inc. The Company, while continuing to seek outside financings on either a debt or equity basis, has begun discussions with its senior lenders, the lenders who financed the Walsh acquisition, and critical vendors about the potential sale of or closure of its operating companies, and the orderly liquidation of their assets.

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

     CLOSING OF ACQUISITION LOANS. In December 1996, the Company borrowed $3.0 million from two lenders to finance the Company's purchase of WRCS. See "Business-Acquisitions-Walsh Remedial Construction Services, LLC." The lenders are stockholders of the Company, who both beneficially own more than 5% of the Company's

Common Stock (taking account of currently exercisable warrants held by the lenders). The loans bear interest at the rate of 14% per annum. Principal on the loan is payable in three installments, due on April 1, 1997 ($750,000), July 1, 1997 ($750,000) and December 15, 1997 ($1,500,000). Accrued interest is payable in four installments during the loan term. The Company is obligated to make prepayments on the loan from (i) proceeds of securities offerings and financings of GDC Group, Inc., (ii) account receivable financings of WRCS and
(iii) "excess" cash flow of WRCS (as defined). The lenders were paid loan origination fees totalling $150,000 (5% of the loan amount) and issued Series AA Warrants to purchase an aggregate of 750,000 shares of Common Stock at an initial exercise price of $2.25 per share. The Warrant exercise price is subject to automatic downward adjustments similar to those of the Class A and Class B Warrants. These two loans are currently in default.

     CLOSING OF BRIDGE LOANS. Between January 30 and May 31, 1997, GDC Solutions borrowed an aggregate of $3,158,985 from various investors (the "Bridge Financing"). Certain of the lenders are stockholders of the Company and, giving effect to shares issuable upon exercise of warrants acquired from GDC, are the beneficial owners of 5% or more of the Company's Common Stock. Loans in the original principal amount of $2,308,985 bear interest at 14% per annum and loans in the principal amount of $850,000 bear interest at the Applicable Federal Rate. Principal and interest on the loans, which are unsecured, are payable in full on December 15, 1997. GDC Solutions is obligated to make prepayments on the loans in the event GDC and/or any of its subsidiaries, closes one or more public or private offerings of debt or equity securities resulting in aggregate gross proceeds of at least $3,500,000 (exclusive of certain financings with FINOVA). GDC Solutions is obligated to pay the lenders loan origination fees aggregating $255,898.50, plus Series AA Warrants to purchase an aggregate of 626,348 shares of GDC Common Stock at an initial exercise price of $2.25 per share. The Warrant exercise price is subject to the automatic downward adjustments described above under the caption "--Closing of Acquisition Loans." As GDC Solutions failed to repay the loans on or before July 1, 1997, and October 1, 1997 and may fail to pay the next installment due December 15, 1997, it will be obligated to pay certain lenders additional fees aggregating up to $69,580, $25,000 and $69,580, respectively, plus Series AA Warrants to purchase an aggregate of 25,000 shares of Common Stock of GDC on each of said dates. The imposition of such fees, combined with the mandatory prepayment provisions described above (which could hinder the ability of the Company to raise needed capital) could have a material adverse effect on the Company and further impair its cash position. In addition, if the loans are not repaid in full on the final maturity date, the lenders have the right to convert all or part of the outstanding loan balance into Common Stock of the Company at a conversion price equal to forty percent (40%) of the average of the Market Prices (as defined) of the Common Stock. As described below under "Warrant exercise price reduction," certain lenders "converted" the sum of $1,520,831 payable by the Company under the promissory notes issued in the Bridge Financing to pay the exercise price of Warrants held by such lenders. Said "converted" amount includes $1,427,378 principal amount of loans, with the balance constituting accrued interest and unpaid loan origination fees.

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

RESULTS OF OPERATIONS


     QUARTER ENDED MARCH 31, 1997 COMPARED WITH THE QUARTER ENDED MARCH 31,
1996.

     Revenues increased by $198,427 or 11%, to $2,016,526 in the quarter ended March 31, 1997, from $1,818,099, during the quarter ended March 31,1996. The increase resulted primarily from additional revenue at Walsh Remedial Construction Services offset somewhat by decreases in revenue at GDC Enviro Solutions in Baton Rouge.

     Gross profit decreased by $1,395,888, or 246%, to a loss of $829,264 in the quarter from a gross profit of $566,624 in the quarter ended March 31, 1996. This decrease resulted primarily from increased costs of contract operations taken at the Cape Fear, Winnfield, and New York/New Jersey harbor contract sites, coupled with reduced contract revenues.

     Selling, general and administrative expenses increased by $719,703, or 132%, to $1,265,194 in the quarter, from $545,491 during the quarter ended March 31, 1996. The increase in expenses related principally to costs incurred during the quarter in connection with the acquisitions, as well as the expenses at the Company's Denver office.

     Other expenses increased by $149,406, or 52%, to $434,532 for the three months ended March 31, 1997 from $285,126 during the three months ended March 31, 1996, principally as a result of an increase of $184,417 in interest expense due to increased borrowings.

     The Company had a loss before income taxes of $2,528,990 compared with a loss before income taxes of $263,993 during the three months ended March 31, 1996.

     The Company had no income tax benefit in the quarter compared with an income tax benefit of $75,154 during the three months ended March 31, 1996.

     The Company had a net loss of $4,176,592 for the six month period ended March 31, 1997, the first two fiscal quarters, compared with net loss of $362,835 during the six months ended March 31, 1996. The Company had a net loss per common share of ($0.385) for the three months ended March 31, 1997, compared to a loss of ($0.149) for the three months ended March 31, 1996, and a loss per common share of ($0.664) and ($0.276) for the six month periods ending March 31, 1997 and March 31, 1996 respectively.

PART II.  OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

              The Company is involved through its subsidiary companies in numerous legal actions arising in the normal course of business. It is management's assessment that the range of loss related to any individual pending legal actions will hot have a material adverse effect on the Company's consolidated financial position.


     ITEM 2.  CHANGES IN SECURITIES

              None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

     ITEM 5.  OTHER INFORMATION

              None.

     ITEM 6.  EXHIBITS AND REPORTS FROM 8-K

              None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 24, 1997

                                /s/ James W. Muzzy
                                -----------------------------------------
                                James W. Muzzy, Vice President,
                                Chief Financial Officer